Form 10-Q
period 2017-07-31
ARION GROUP CORP.
filed 2017-09-06
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216895

ARION GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada	35-2577375	5091
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

18401 Collins Ave., #1220

Sunny Isles Beach, FL 33160

Tel. (786) 577-7070

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 5, 2017
Common Stock, $0.001	5,260,000

2 | Page

ARION GROUP CORP.

Form 10-Q

3 | Page

ARION GROUP CORP. BALANCE SHEETS (Unaudited)
	JULY 31, 2017	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 6,837	4,583
Inventory	2,800	-
Total current assets	9,637	4,583

Property and equipment, net	1,206	-
Total Assets	$ 10,843	$ 4,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$ 2,663	$ 2,663
Total current liabilities	2,663	2,663
Total Liabilities	2,663	2,663

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,260,000 shares issued and outstanding (5,000,000 as at January 31, 2017)	5,260	5,000
Additional paid-in-capital	2,340	-
Retained earnings (Deficit)	580	(3,080)
Total Stockholders’ equity	8,180	1,920

Total Liabilities and Stockholders’ equity	$ 10,843	$ 4,583

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2017	Six months ended July 31, 2017
Revenue	$ 11,700	$ 22,000

Cost of goods sold	5,600	11,200
Gross profit	6,100	10,800

Operating expenses
General and administrative expenses	2,446	7,140
Income from operations	3,654	3,660
Income before provision for income taxes	3,654	3,660

Provision for income taxes		-

Net income	$ 3,654	$ 3,660

Income per common share: Basic and Diluted	$ 0.00	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,006,087	5,003,094

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

ARION GROUP CORP. STATEMENT OF CASH FLOWS
Six months ended July 31, 2017
Cash flows from Operating Activities
Net income	$ 3,660
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	194
Increase in Inventory	(2,800)
Net cash used in operating activities	1,054

Cash flows from Investing Activities
Purchase of property and equipment	(1,400)
Net cash used in investing activities	(1,400)

Cash flows from Financing Activities
Proceeds from sale of common stock	2,600
Net cash provided by financing activities	2,600

Net increase in cash	2,254
Cash at beginning of the period	4,583
Cash at end of the period	$ 6,837
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2107

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end. The Company is in the business of distribution of cedar phyto barrels.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. Operating results for the six months ended July 31, 2017 are not necessarily indicative of the final results that may be expected for the year ending January 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period from November 7, 2016 (inception) to January 31, 2017.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months period ended July 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earnings from inception (November 7, 2016) to July 31, 2017 of $580. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

7 | Page

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the goods have been delivered, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that and asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since November 7, 2016 (Inception) through July 31, 2017, the Company’s sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses.  As of July 31, 2017, the amount outstanding was $2,663. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer, shareholder and director provides the office to the Company. We do not pay any rent to Ms. Kriukova and there is no agreement to pay any rent in the future.

NOTE 5 – CAPTIAL STOCK

For the six month period ended July 31, 2017, the Company issued 260,000 shares of its common stock at $0.01 per share for total proceeds of $2,600.

As of July 31, 2017, the Company had 5,260,000 shares issued and outstanding.

8 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. For the six months ended July 31, 2017, the Company had $22,000 in revenues and had retained earnings of $580 since inception. We are a start-up company in the business of distribution of cedar phyto barrels in the USA and Europe. We have recently started our operation. Our operations to date have been devoted primarily to start-up and development activities.

We market and distribute an assortment of cedar phyto barrels in the USA and Europe. Our products will be offered at prices marked-up from 80% to 100% of our cost. Our customers will be asked to pay us 100% in advance. We fill placed orders and supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers will be responsible to cover the shipping costs. Since we anticipate having a 30-day period to process/fill orders, we do not plan to purchase inventory in advance, but rather on request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers upon customers’ requests. Customers will be responsible for the custom duties, taxes, insurance or any other additional charges that might incur.

We plan to purchase our cedar phyto barrels from manufactures in Russia and the USA and ship them to our clients in the USA and Europe. There are many large manufactures of cedar phyto barrels such as Novosibirsk Cedar Factory (Novosibirsk), Hot-Tub (Noginsk), OOO Kedr Sibiri (Barnaul), EcoLife (Novosibirsk), KedrProm (Novosibirsk) as well as small manufactures that can produce any custom-made cedar phyto barrels. We intend to work with both, with large and small manufactures. As of today, we purchase our cedar phyto barrels from a small manufacture in the USA.

RESULTS OF OPERATIONS

Three Months Period Ended July 31, 2017

Revenue

During the three months period ended July 31, 2017 we have generated $11,700 in revenue.

Operating Expenses

During the three month period ended July 31, 2017, we incurred $2,446 in general and administrative expenses and $5,600 in cost of goods sold. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three months period ended July 31, 2017 was $3,654.

10 | Page

Six Months Period Ended July 31, 2017

Revenue

During the six months period ended July 31, 2017 we have generated $22,000 in revenue.

Operating Expenses

During the six month period ended July 31, 2017, we incurred $7,140 in general and administrative expenses and $11,200 in cost of goods sold. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the six months period ended July 31, 2017 was $3,660.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017

As of July 31, 2017 our total assets were $10,843 compared to $4,583 in total assets at January 31, 2017. As of July 31, 2017 and January 31, 2017 our current liabilities were $2,663.

Stockholders’ equity was $8,180 as of July 31, 2017 compared to $1,920 as of January 31, 2017.

Cash Flows from Operating Activities

For the six months ended July 31, 2017, cash flow provided by operating activities was $1,054 consisting of a net income of $3,660, depreciation of $194 and an increase in inventory of $2,800.

Cash flows from Investing Activities

For the six months ended July 31, 2017, cash flow used in investing activities was $1,400.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2017 net cash provided by financing activities was $2,600 from proceeds from sale of common stock.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditor’s report accompanying our January 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that as a result of a material weakness  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended July 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended July 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.
Dated: September 5, 2017	By:/s/Nataliia Kriukova
Nataliia Kriukova, President and Chief Executive Officer and Chief Financial Officer

15 | Page