Form 10-Q
period 2017-10-31
ARION GROUP CORP.
filed 2017-12-06
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Emerging growth company [X]

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 5, 2017
Common Stock, $0.001	7,630,000

2 | Page

ARION GROUP CORP.

Form 10-Q

3 | Page

ARION GROUP CORP. BALANCE SHEETS (Unaudited)
	OCTOBER 31, 2017	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 35,692	4,583
Inventory	2,800	-
Total current assets	38,492	4,583

Property and equipment, net	1,090	-
Total Assets	$ 39,582	$ 4,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$ 2,663	$ 2,663
Total current liabilities	2,663	2,663
Total Liabilities	2,663	2,663

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,630,000 shares issued and outstanding (5,000,000 as at January 31, 2017)	7,630	5,000
Additional paid-in-capital	23,670	-
Retained earnings (Deficit)	5,619	(3,080)
Total Stockholders’ equity	36,919	1,920

Total Liabilities and Stockholders’ equity	$ 39,582	$ 4,583

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended October 31, 2017	Nine months ended October 31, 2017
Revenue	$ 19,400	$ 41,400

Cost of goods sold	11,200	22,400
Gross profit	8,200	19,000

Operating expenses
General and administrative expenses	3,161	10,301
Income from operations	5,039	8,699
Income before provision for income taxes	5,039	8,699

Provision for income taxes		-

Net income	$ 5,039	$ 8,699

Income per common share: Basic and Diluted	$ 0.00	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,031,304	5,349,597

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

ARION GROUP CORP. STATEMENT OF CASH FLOWS (Unaudited)
Nine months ended October 31, 2017
Cash flows from Operating Activities
Net income	$ 8,699
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	310
Increase in Inventory	(2,800)
Net cash used in operating activities	6,209

Cash flows from Investing Activities
Purchase of property and equipment	(1,400)
Net cash used in investing activities	(1,400)

Cash flows from Financing Activities
Proceeds from sale of common stock	26,300
Net cash provided by financing activities	26,300

Net increase in cash	31,109
Cash at beginning of the period	4,583
Cash at end of the period	$ 35,692
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2107

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end. The Company is in the business of distribution of cedar phyto barrels.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. Operating results for the nine months ended October 31, 2017 are not necessarily indicative of the final results that may be expected for the year ending January 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period from November 7, 2016 (inception) to January 31, 2017.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the nine months period ended October 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has retained earnings from inception (November 7, 2016) to October 31, 2017 of $5,619. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Since November 7, 2016 (Inception) through October 31, 2017, the Company’s sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $2,663. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer, shareholder and director provides the office to the Company. We do not pay any rent to Ms. Kriukova and there is no agreement to pay any rent in the future.

8 | Page

NOTE 5 – CAPTIAL STOCK

For the nine month period ended October 31, 2017, the Company issued 2,630,000 shares of its common stock at $0.01 per share for total proceeds of $26,300.

As of October 31, 2017, the Company had 7,630,000 shares issued and outstanding.

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

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. For the Nine months ended October 31, 2017, the Company had $41,400 in revenues and had retained earnings of $5,619 since inception. We are a start-up company in the business of distribution of cedar phyto barrels in the USA and Europe.

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

We purchase our cedar phyto barrels from manufactures in Russia and the USA and ship them to our clients in the USA and Europe. There are many large manufactures of cedar phyto barrels such as Novosibirsk Cedar Factory (Novosibirsk), Hot-Tub (Noginsk), OOO Kedr Sibiri (Barnaul), EcoLife (Novosibirsk), KedrProm (Novosibirsk) as well as small manufactures that can produce any custom-made cedar phyto barrels. We intend to work with both, with large and small manufactures. As of today, we purchase our cedar phyto barrels from a small manufacturer in the USA.

RESULTS OF OPERATIONS

Three Months Period Ended October 31, 2017

Revenue

During the three months period ended October 31, 2017 we have generated $19,400 in revenue.

Operating Expenses

During the three month period ended October 31, 2017, we incurred $3,161 in general and administrative expenses and $11,200 in cost of goods sold. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three months period ended October 31, 2017 was $5,039.

10 | Page

Nine Months Period Ended October 31, 2017

Revenue

During the Nine months period ended October 31, 2017 we have generated $41,400 in revenue.

Operating Expenses

During the Nine month period ended October 31, 2017, we incurred $10,301 in general and administrative expenses and $22,400 in cost of goods sold. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the Nine months period ended October 31, 2017 was $8,699.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017

As of October 31, 2017 our total assets were $39,582 compared to $4,583 in total assets at January 31, 2017. As of October 31, 2017 and January 31, 2017 our current liabilities were $2,663.

Stockholders’ equity was $36,919 as of October 31, 2017 compared to $1,920 as of January 31, 2017.

Cash Flows from Operating Activities

For the nine months ended October 31, 2017, cash flow provided by operating activities was $6,209 consisting of a net income of $8,699, depreciation of $310 and an increase in inventory of $2,800.

Cash flows from Investing Activities

For the nine months ended October 31, 2017, cash flow used in investing activities was $1,400.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2017 net cash provided by financing activities was $26,300 from proceeds from sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that as a result of a material weakness  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended October 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during Nine month period ended October 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

ARION GROUP CORP.
Dated: December 5, 2017	By:/s/Nataliia Kriukova
Nataliia Kriukova, President and Chief Executive Officer and Chief Financial Officer

15 | Page