Form 10-K
period 2018-01-31
ARION GROUP CORP.
filed 2018-05-08
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-216895

ARION GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada	35-2577375	5091
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Arion Group Corp.

18401 Collins Ave., #1220

Sunny Isles Beach, FL 33160

Tel. (786) 577-7070

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of May 7, 2018, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 7, 2018.

2 | Page

TABLE OF CONTENTS

	PART I
ITEM 1	DESCRIPTION OF BUSINESS	4

ITEM 1A	RISK FACTORS	4

ITEM 1B	UNRESOLVED STAFF COMMENTS	4

ITEM 2	PROPERTIES	2

ITEM 3	LEGAL PROCEEDINGS	5

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5
	PART II
ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5

ITEM 6	SELECTED FINANCIAL DATA	5

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS	5

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	8

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17

ITEM 9A	CONTROLS AND PROCEDURES	17

ITEM 9B	OTHER INFORMATION	17
	PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	17

ITEM 11	EXECUTIVE COMPENSATION	19

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20
	PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean ARION GROUP CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. We are a start-up company in the business of distribution of cedar phyto barrels in the USA and Europe.

We market and distribute an assortment of cedar phyto barrels in the USA and Europe. Our products are offered at prices marked-up from 80% to 100% of our cost. Our customers are asked to pay us 100% in advance. We fill placed orders and supply the products within a period of thirty days (30) days or less following receipt of any written order. Customers are responsible for the custom duties, taxes, insurance or any other additional charges that might incur.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

4 | Page

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 7, 2018, the 7,630,000 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

As of January 31, 2018, our retained earnings were $587. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2018 compared to the period from November 7, 2016 (Inception) to January 31, 2017

Revenue

During the year ended January 31, 2018, the Company generated $47,000 in revenue compared to none for the period from November 7, 2016 (Inception) to January 31, 2017. Total costs of the revenue were $25,200 for the year ended January 31, 2018. During the year ended January 31, 2018, the Company’s gross profit was $21,800.

Operating Expenses

During the year ended January 31, 2018, we incurred total expenses and professional fees of $18,133 compared to 3,080 for the period from November 7, 2016 (Inception) to January 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the year ended January 31, 2018 was $3,667 compared to net loss of $3,080 for the period from November 7, 2016 (Inception) to January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  This raises substantial doubt about its ability to continue as a going concern.

As at January 31, 2018 our current assets were $36,675 compared to $4,583 in current assets at January 31, 2017.  As at January 31, 2018 our total assets were $37,649 compared to $4,583 in total assets at January 31, 2017.  As at January 31, 2018, our current liabilities were $5,762 compared to $2,663 as of January 31, 2017.

Stockholders’ equity was $31,887 as of January 31, 2018 compared to $1,920 as of January 31, 2017.

Cash Flows from Operating Activities

For the year ended January 31, 2018, net cash flows provided by operating activities was $7,192, consisting of net income of $3,667, depreciation expenses of $426, and increase in accounts payable of $3,099.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended January 31, 2018 was $1,400 compared to none during ear ended January 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during year ended January 31, 2018 were $26,300, consisting entirely of proceeds from sale of common stock.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

7 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Arion Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arion Group Corp. (the “Company”) as of January 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended January 31, 2018 and the period from November 7, 2016 (inception) through January 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

May 7, 2018

9 | Page

ARION GROUP CORP. BALANCE SHEETS
	JANUARY 31, 2018	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 36,675	4,583
Total current assets	36,675	4,583

Property and equipment, net	974	-
Total Assets	$ 37,649	$ 4,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$ 2,663	$ 2,663
Accounts payable	3,099	-
Total current liabilities	5,762	2,663
Total Liabilities	5,762	2,663

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,630,000 shares issued and outstanding (5,000,000 as at January 31, 2017)	7,630	5,000
Additional paid-in-capital	23,670	-
Retained earnings (deficit)	587	(3,080)
Total Stockholders’ equity	31,887	1,920

Total Liabilities and Stockholders’ equity	$ 37,649	$ 4,583

The accompanying notes are an integral part of these financial statements.

10 | Page

ARION GROUP CORP. STATEMENTS OF OPERATIONS
	Year ended January 31, 2018	For the period from Inception (November 7, 2016) to January 31, 2017
Revenue	$ 47,000	$ -

Cost of goods sold	25,200	-
Gross profit	21,800	-

Operating expenses
General and administrative expenses	18,133	3,080
Income from operations	3,667	(3,080)
Income before provision for income taxes	3,667	(3,080)

Provision for income taxes	-	-

Net income (loss)	$ 3,667	$ (3,080)

Income (loss) per common share: Basic and Diluted	$ 0.00	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,924,383	2,034,883

The accompanying notes are an integral part of these financial statements.

11 | Page

ARION GROUP CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2016) to JANUARY 31, 2018
	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated deficit	Total
Balance at November 7, 2016, Inception	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	5,000,000	5,000	-	-	5,000
Net loss for the period	-	-	-	(3,080)	(3,080)
Balances as of January 31, 2017	5,000,000	5,000	-	(3,080)	1,920
Shares issued for cash at $0.01	2,630,000	2,630	23,670	-	26,300
Net income for the year	-	-	-	3,667	3,667
Balances as of January 31, 2018	7,630,000	$ 7,630	$ 23,670	$ 587	$ 31,887

The accompanying notes are an integral part of these financial statements.

12 | Page

ARION GROUP CORP. STATEMENTS OF CASH FLOWS
	Year ended January 31, 2018	For the period from Inception (November 7, 2016) to January 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ 3,667	$ (3,080)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	426	563
Increase in Accounts payable	3,099	-
Net cash provided by (used in) operating activities	7,192	(2,517)

Cash flows from Investing Activities
Purchase of property and equipment	(1,400)	-
Net cash used in investing activities	(1,400)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	26,300	5,000
Proceeds of loan from related parties	-	2,100
Net cash provided by financing activities	26,300	7,100

Net increase in cash	32,092	4,583
Cash at beginning of the period	4,583	-
Cash at end of the period	$ 36,675	4,583
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

ARION GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end. The Company is in the business of distribution of cedar phyto barrels.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the year ended January 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  This factor, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.

14 | Page

Accounts Receivable

Accounts receivable represent the amount of goods sold by the Company, net of any allowance for amounts deemed uncollectible. The Company assesses these balances for collectability on a quarterly basis. At January 31, 2018, the Company had no accounts receivables.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows. In future reporting periods, the Company will account for revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers”.

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

Since November 7, 2016 (Inception) through January 31, 2018, the Company’s sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses.  As of January 31, 2018 and 2017, the amount outstanding was $2,663. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer, majority shareholder and director provides the office to the Company. We do not pay any rent to Ms. Kriukova and there is no agreement to pay any rent in the future.

15 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On December 28, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

As of January 31, 2017, the Company had 5,000,000 shares issued and outstanding.

For the year ended January 31, 2018, the Company issued 2,630,000 shares of its common stock at $0.01 per share for total proceeds of $26,300.

As of January 31, 2018, the Company had 7,630,000 shares issued and outstanding.

NOTE 6 – VENDOR CONCENTRATION

The Company had a significant vendor concentration for the year ended January 31, 2018 and no significant vendor concentrations for 2017. The Company purchases goods and services from one company that represented 100% of total purchases for the year ended January 31, 2018.

NOTE 7 – INCOME TAXES

The Company has income tax NOL carryforwards related to its 2017 operations of $3,080. This amount was fully applied against the current taxable income.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

 • Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

 • Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 • Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at January 31, 2018:

 •  We have a lack of proper segregation of duties. Management is dominated by a single individual without adequate compensating controls.

 • Our internal control structure lacks multiple levels of review and oversight.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the year ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Nataliia Kriukova 18401 Collins Ave., #1220, Sunny Isles Beach, FL 33160	42	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Nataliia Kriukova has acted as our President, Treasurer, Secretary and Director since our incorporation on November 7, 2016. There was no any arrangement or understanding between Ms. Kriukova and any other person(s) pursuant to which she was selected as a director of the company. Ms. Kriukova owns 65.53% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Kriukova was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Kriukova graduated in 2000 with bachelor degree in marketing from Baikalsky State Economic University. Since 2005 she has been working as owner/operator of her own business in home and garden products distribution, Novaya Banya, Irkutsk, Russia. Ms. Kriukova intends to devote 20 hours a week of her time to planning and organizing activities of Arion Group Corp. Once we expand operations, and are able to attract more customers to purchase our product, Ms. Kriukova has agreed to commit more time as required. Because Ms. Kriukova will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

17 | Page

During the past ten years, Ms. Kriukova has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Kriukova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

    3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Kriukova’s involvement in any type of business, securities or banking activities.

    4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

  5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

  6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

  7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

18 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on November 7, 2016until January 31, 2017 and for the year ended January 31, 2018:

Summary Compensation Table

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Nataliia Kriukova, President, Secretary and Treasurer	November 7, 2016 to January 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 1, 2017 to January 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nataliia Kriukova 18401 Collins Ave., #1220, Sunny Isles Beach, FL 33160	5,000,000 shares of common stock (direct)	65.53%

The percent of class is based on 7,630,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nataliia Kriukova is our officer, director, control person and promoter and she shall receive no compensation for the placement of the offering. There is no any promoter(s) of the company other than Ms. Kriukova.

On December 28, 2016, we issued a total of 5,000,000 shares of restricted common stock to Nataliia Kriukova in consideration of $5,000. As of January 31, 2018, Ms. Kriukova advanced us $2,663. The loan is due upon demand. Ms. Kriukova will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation. There is no assurance that we will ever generate substantial revenues from our operations. The obligation to Ms. Kriukova does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended January 31, 2018, we incurred approximately $11,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2017 and for the reviews of our financial statements for the quarters ended April 30, 2017, July 31, 2017 and October 31, 2017.

20 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

ARION GROUP CORP.
Dated: May 7, 2018	By: /s/ Nataliia Kriukova
Nataliia Kriukova, President and Chief Executive Officer and Chief Financial Officer

21 | Page