Form 10-Q
period 2018-07-31
ARION GROUP CORP.
filed 2018-08-30
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 29, 2018
Common Stock, $0.001	7,630,000

2 | Page

ARION GROUP CORP.

Form 10-Q

3 | Page

ARION GROUP CORP. BALANCE SHEETS (Unaudited)
	JULY 31, 2018	JANUARY 31, 2018
ASSETS
Current Assets
Cash	$ 4,132	$ 36,675
Total current assets	4,132	36,675

Property and equipment, net	742	974
Inventory	2,800	-
Total Assets	$ 7,674	$ 37,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$ 2,663	$ 2,663
Accounts payable	-	3,099
Total current liabilities	2,663	5,762
Total Liabilities	2,663	5,762

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Retained earnings (deficit)	(26,289)	587
Total Stockholders’ equity	5,011	31,887

Total Liabilities and Stockholders’ equity	$ 7,674	$ 37,649

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2018	Three months ended July 31, 2017	Six months ended July 31, 2018	Six months ended July 31,2017
Revenue	$ -	$ 11,700	$ -	$ 22,000

Cost of goods sold	-	5,600	-	11,200
Gross profit	-	6,100	-	10,800

Operating expenses
General and administrative expenses	22,132	2,446	26,876	7,140
Income (loss) from operations	(22,132)	3,654	(26,876)	3,660
Income (loss) before provision for income taxes	(22,132)	3,654	(26,876)	3,660

Provision for income taxes	-	-	-	-

Net income (loss)	$ (22,132)	$ 3,654	$ (26,876)	$ 3,660

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,630,000	5,006,087	7,630,000	5,003,094

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

ARION GROUP CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended July 31, 2018	Six months ended July 31,2017
Cash flows from Operating Activities
Net income (loss)	$ (26,876)	$ 3,660
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation	232	194
Changes in operating assets and liabilities
Decrease in Accounts payable	(3,099)	-
Increase in Inventory	(2,800)	(2,800)
Net cash provided by (used in) operating activities	(32,543)	1,054

Cash flows from Investing Activities
Purchase of property and equipment	-	(1,400)
Net cash used in investing activities	-	(1,400)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	2,600
Net cash provided by financing activities	-	2,600

Net increase (decrease) in cash	(32,543)	2,254
Cash at beginning of the period	36,675	4,583
Cash at end of the period	$ 4,132	$ 6,837
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end. The Company is in the business of distribution of cedar phyto barrels.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. Operating results for the six months ended July 31, 2018 are not necessarily indicative of the final results that may be expected for the year ending January 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months ended July 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has accumulated losses from inception (November 7, 2016) to July 31, 2018 of $26,289. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Revenue Recognition

The Company adopted ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”). The Company adopted ASC 606 effective February 1, 2018. The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP.

New Accounting Pronouncements

The Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”)effective February 1, 2018.  The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on our financial position, operations or cash flows.

There were other various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

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

Since November 7, 2016 (Inception) through July 31, 2018, the Company’s sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses.  As of July 31, 2018, the amount outstanding was $2,663. The loan is non-interest bearing, due upon demand and unsecured.

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

9 | Page

RESULTS OF OPERATIONS

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017

Revenue

During the three months ended July 31, 2018 we have not generated any revenue compared to $11,700 during the three months ended July 31, 2017.

Operating Expenses

During the three month period ended July 31, 2018, we incurred $22,132 in general and administrative expenses compared to $2,446 in 2017 and $0 in cost of goods sold compared to 5,600 during the three month period ended July 31,2017. General and administrative expenses incurred are generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months ended July 31, 2018 was $22,132 compared to $3,654 of net income for the three months ended July 31, 2017.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31,2017

Revenue

During the six months ended July 31, 2018 we have not generated any revenue compared to $22,000 during the six months ended July 31, 2017.

Operating Expenses

During the six month period ended July 31, 2018, we incurred $26,876 in general and administrative expenses compared to $7,140 in 2017 and $0 in cost of goods sold compared to 11,200 during the six month period ended July 31,2017. General and administrative expenses incurred are generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six months ended July 31, 2018 was $26,876 compared to $3,660 of net income for the six months ended July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018

As of July 31, 2018 our total assets were $7,674 compared to $37,649 in total assets at January 31, 2018. As of July 31, 2018 our current liabilities were $2,663 compared to $5,762 as of January 31, 2018.

Stockholders’ equity was $5,011 as of July 31, 2018 compared to $31,887 as of January 31, 2018.

Cash Flows from Operating Activities

For the six months ended July 31, 2018, cash flow used in operating activities was $32,543 consisting of a net loss of $26,876, depreciation of $232, purchase of inventory of $2,800 and decrease of accounts payable of $3,099. For the six months ended July 31,2017, cash flow provided by operating activities was $1,054 consisting of a net income of $3,660, depreciation of $194 and increase in inventory of $2,800.

10 | Page

Cash flows from Investing Activities

For the six months ended July 31, 2018, cash flow used in investing activities was none compared to $1,400 for the six months ended July 31,2017.

Cash flows from Financing Activities

During the six months ended July 31, 2018 cash flow provided by financing activities was none compared to $2,600 for the six months ended July 31, 2017 received from proceeds from issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that as a result of material weaknesses  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six month period ended July 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended July 31, 2018.

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

ARION GROUP CORP.
Dated: August 29, 2018	By:/s/Nataliia Kriukova
Nataliia Kriukova, President and Chief Executive Officer and Chief Financial Officer

13 | Page