Form 10-Q
period 2018-10-31
ARION GROUP CORP.
filed 2018-12-07
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216895

ARION GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2577375	5091
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

16839 Gale Avenue #210
City of Industry, California 91748
(Address of principle executive office)(Zip Code)

(888) 991-6839
(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 7, 2018
Common Stock, $0.001	7,630,000

ARION GROUP CORP.

Form 10-Q

i | P a g e

ARION GROUP CORP.

BALANCE SHEETS

(Unaudited)

	OCTOBER 31, 2018	JANUARY 31, 2018
ASSETS
Current Assets
Cash	$341	$36,675
Total current assets	341	36,675

Property and equipment, net	626	974
Inventory	2,800	-
Total Assets	$3,767	$37,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$2,663	$2,663
Accounts payable	-	3,099
Total current liabilities	2,663	5,762
Total Liabilities	2,663	5,762

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Retained earnings (deficit)	(30,196)	587
Total Stockholders’ equity	1,104	31,887

Total Liabilities and Stockholders’ equity	$3,767	$37,649

The accompanying notes are an integral part of these unaudited financial statements.

1 | P a g e

ARION GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	Nine months ended October 31, 2017
Revenue	$-	$19,400	$-	$41,400

Cost of goods sold	-	11,200	-	22,400
Gross profit	-	8,200	-	19,000

Operating expenses
General and administrative expenses	3,907	3,161	30,783	10,301
Income (loss) from operations	(3,907)	5,039	(30,783)	8,699
Income (loss) before provision for income taxes	(3,907)	5,039	(30,783)	8,699

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,907)	$5,039	$(30,783)	$8,699

Income (loss) per common share:
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	6,031,304	7,630,000	5,349,597

The accompanying notes are an integral part of these unaudited financial statements.

2 | P a g e

ARION GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended October 31, 2018	Nine months ended October 31, 2017
Cash flows from Operating Activities
Net income (loss)	$(30,783)	$8,699
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation	348	310
Changes in operating assets and liabilities
Increase in Inventory	(2,800)	(2,800)
Decrease in Accounts payable	(3,099)	-
Net cash provided by (used in) operating activities	(36,334)	6,209

Cash flows from Investing Activities
Purchase of property and equipment	-	(1,400)
Net cash used in investing activities	-	(1,400)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	26,300
Net cash provided by financing activities	-	26,300

Net increase (decrease) in cash	(36,334)	31,109
Cash at beginning of the period	36,675	4,583
Cash at end of the period	$341	$35,692
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

3 | P a g e

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end. The Company is in the business of distribution of cedar phyto barrels.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the final results that may be expected for the year ending January 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the nine months ended October 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (November 7, 2016) to October 31, 2018 of $30,196. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

4 | P a g e

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

Revenue Recognition

The Company adopted ASC 606, “Revenue From Contracts With Customers“(“Topic 606”). The Company adopted ASC 606 effective February 1, 2018. The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP.

New Accounting Pronouncements

The Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) effective February 1, 2018. The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on our financial position, operations or cash flows.

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

Since November 7, 2016 (Inception) through October 31, 2018, the Company’s sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses. As of October 31, 2018, the amount outstanding was $2,663. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer, shareholder and director provides the office to the Company. We do not pay any rent to Ms. Kriukova and there is no agreement to pay any rent in the future.

NOTE 5 – SUBSEQUENT EVENTS

Effective on November 21, 2018 (the “Closing Date”), Ms. Nataliia Kriukova, the principal shareholder of the Company (the “Seller”), entered into a Stock Purchase Agreement (the “Agreement”) dated October 25, 2018 and amendments thereto, with Mingyong Huang, an individual (the “Buyer”), pursuant to which, among other things, the Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller, a total of 5,000,000 shares of Common Stock owned of record and beneficially by the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 65.53% of the Company’s issued and outstanding shares of Common Stock. In connection with the Closing of the transaction and in accordance with the Agreement, the Board appointed Mingyong Huang, Benson Liao and Hui Song to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Nataliia Kriukova. In addition, Mr. Huang was appointed CEO, President and CFO of the Company and Ms. Maria Itzel Torres Siegrist was appointed Secretary of the Company.

On November 28, 2018, the Company paid off the outstanding loan to its prior sole officer, Ms. Kriukova.

5 | P a g e

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

6 | P a g e

RESULTS OF OPERATIONS

Three Months Ended October 31, 2018 compared to Three Months Ended October 31, 2017

Revenue

During the three months ended October 31, 2018 we have not generated any revenue compared to $19,400 during the three months ended October 31, 2017.

Operating Expenses

During the three month period ended October 31, 2018, we incurred $3,907 in general and administrative expenses compared to $3,161 in 2017 and $0 in cost of goods sold compared to $11,200 during the three month period ended October 31,2017. General and administrative expenses incurred are generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months ended October 31, 2018 was $3,907 compared to $5,039 of net income for the three months ended October 31, 2017.

Nine Months Ended October 31, 2018 compared to Nine Months Ended October 31, 2017

Revenue

During the nine months ended October 31, 2018 we have not generated any revenue compared to $41,400 during the nine months ended October 31, 2017.

Operating Expenses

During the nine month period ended October 31, 2018, we incurred $30,783 in general and administrative expenses compared to $10,301 in 2017 and $0 in cost of goods sold compared to $22,400 during the nine month period ended October 31,2017. General and administrative expenses incurred are generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine months ended October 31, 2018 was $30,783 compared to $8,699 of net income for the nine months ended October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018

As of October 31, 2018 our total assets were $3,767 compared to $37,649 in total assets at January 31, 2018. As of October 31, 2018 our current liabilities were $2,663 compared to $5,762 as of January 31, 2018.

Stockholders’ equity was $1,104 as of October 31, 2018 compared to $31,887 as of January 31, 2018.

7 | P a g e

Cash Flows from Operating Activities

For the nine months ended October 31, 2018, cash flow used in operating activities was $36,334 consisting of a net loss of $30,783, depreciation of $348, purchase of inventory of $2,800 and decrease of accounts payable of $3,099. For the nine months ended October 31,2017, cash flow provided by operating activities was $6,209 consisting of a net income of $8,699, depreciation of $310 and increase in inventory of $2,800.

Cash flows from Investing Activities

For the nine months ended October 31, 2018, cash flow used in investing activities was none compared to $1,400 for the nine months ended October 31,2017.

Cash flows from Financing Activities

During the nine months ended October 31, 2018 cash flow provided by financing activities was none compared to $26,300 for the nine months ended October 31, 2017 received from proceeds from issuance of common stock.

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

8 | P a g e

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9 | P a g e

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine month period ended October 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine month period ended October 31, 2018.

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

10 | P a g e

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2018	ARION GROUP CORP.

	By:	/s/ Mingyong Huang
Mingyong Huang, President and Chief Executive Officer and Chief Financial Officer

11 | P a g e