Form 10-K
period 2019-01-31
ARION GROUP CORP.
filed 2019-05-16
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-216895

ARION GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada	35-2577375	2090
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Arion Group Corp.

16839 Gale Ave., #210

City of Industry, CA 91745

Tel. 626-710-0822

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

As of May 16, 2019, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 16, 2019.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean ARION GROUP CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of the filing of this statement 10-K, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

On Nov 21, 2018 (the “Closing Date”), a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, the previous principal shareholder of the Company. Pursuant to the SPA and other related agreements, Ms. Nataliia Kriukova resigned from all management and Board positions. The Company also paid off shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the PSA on November 21, 2018.

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. Our products were offered at prices marked-up from 80% to 100% of our cost. Our customers were asked to pay us 100% in advance. We filled placed orders and supplied the products within a period of thirty days (30) days or less following receipt of any written order. Customers were responsible for the custom duties, taxes, insurance or any other additional charges that might incur. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018.

Concurrent with change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of January 31, 2019, we have generated only $2,000 of revenue from the consulting services.

1 | Page

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal yearend is January 31.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

2 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 16, 2019, 7,630,000 shares were issued and outstanding, of which 5,000,000 shares (65.53% of total issued and outstanding shares) were held by a total of (1) shareholder of record.

There is no public market for our common shares, which are quoted on the OTC Markets and OTC Link ATS under the symbol “ARGC.” Because there is currently no established public trading market for any class of our common equity, the information available on over-the-counter market quotations is currently insufficient for us to provide the range of high and low bid information for our common stock. If quotation information does become available through the OTC Markets or OTC Link ATS as a result of increased trading volume or otherwise, we remind the reader that such over-the-counter market quotations reflect inter-dealer prices. Such prices do include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. As a result, any over-the-counter quotation information that becomes available for our stock in the future may contain stock price information that differs materially from the price that an investor would pay at or around the time of such quotation. We also note that trading in stocks quoted on the OTC Markets and OTC Link ATS is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

RESULTS OF OPERATIONS

As of January 31, 2019, we had total assets of $9,600 and total liabilities of $22,554. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

3 | Page

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of January 31, 2019, and for the year then ended, we have not entered into any definitive agreement in connection with the business plan and generated $2,000 revenue from consulting. Our net loss for the fiscal year ended January 31, 2019 was $44,831, as compared to a net income of $3,667 during the fiscal year ended January 31, 2018. During the fiscal years ended January 31, 2019, we generated $2,000 consulting service revenue. Sales revenue of the now-discontinued cedar phyto barrels products were $47,000 for the year ended January 31, 2018.

Year ended January 31, 2019 compared to the year ended January 31, 2018

Revenue, Cost of Revenue, and Gross Profit

During the year ended January 31, 2019, the Company generated $2,000 in consulting service revenue compared to $47,000 of cedar phyto barrel sales for the year ended January 31, 2018. Total costs of the revenue were $0 for the year ended January 31, 2019 compared to $25,200 for the year ended January 31, 2018. During the year ended January 31, 2019, the Company’s gross profit was $2,000. Gross Profit for the year ended January 31, 2018 was $21,800. The revenue, related costs and gross profit for the year ended January 31, 2018 are presented under Income (loss) from discontinued operations.

The Company was unable to generate any sales revenue from the cedar phyto barrel business for most of the year ended January 31, 2019. The only revenue produced for the year was a consulting fee received pursuant to a January 1, 2019 consulting agreement, which provides a $2,000/month service fee to the Company for certain planning, design, and compliance services rendered to a third-party company for cannabis cultivation.

Operating Expenses

During the year ended January 31, 2019, we incurred total general and administrative expenses of $46,831 which is an increase for $28,698 compared to $18,133 for the year ended January 31, 2018. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended January 31, 2019 was $44,831, compared to net income of $3,667 for the year ended January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  This raises substantial doubt about its ability to continue as a going concern.

Our independent auditor’s report accompanying our January 31, 2019 and 2018 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

As at January 31, 2019 our current assets were $9,090 compared to $36,675 in current assets at January 31, 2018. As at January 31, 2019 our total assets were $9,600 compared to $37,649 in total assets at January 31, 2018. As at January 31, 2019, our current liabilities were $22,544 compared to $5,762 as of January 31, 2018.

Stockholders’ equity was as a negative of $12,944 of January 31, 2019 compared to $31,887 as of January 31, 2018.

Cash Flows from Operating Activities

For the year ended January 31, 2019, net cash used by operating activities was $45,354, consisting of net loss of $44,831, depreciation expenses of $464, and a decrease in accounts payable of $987. Net cash flows provided by operating activities was $7,192 for the year ended January 31, 2018.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended January 31, 2019 was $0 compared to $1,400 during ear ended January 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during year ended January 31, 2019 were $17,769, including repayment of loan from a former majority shareholder in the amount of $2,663 and proceeds from a current majority shareholder of $20,432. Net cash flows provided by financing activities was $26,300 for the year ended January 31, 2018, all from the proceeds of issuance of common stock of the Company.

4 | Page

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major shareholders. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of January 31, 2019, we had a working capital deficit in the amount of $13,454.

We also intend to finance our operating expenses and business development costs with further issuances of securities and debt issuances. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

5 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

6 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Arion Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arion Group Corp. (the “Company”) as of January 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

May 16, 2019

Arion Group Corp.

Balance Sheets

	January 31, 2019	January 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$9,090	$36,675
Total Current Assets	9,090	36,675

Property and equipment, net	510	974

Total Assets	$9,600	$37,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,112	$-
Current liabilities of discontinued operations	-	3,099
Loan from shareholders	20,432	2,663
Total Current Liabilities	22,544	5,762

Total Liabilities	$22,544	$5,762

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Retained earnings (deficit)	(44,244)	587
Total Stockholders’ Equity (Deficit)	(12,944)	31,887

Total Liabilities and Stockholders’ Equity (Deficit)	$9,600	$37,649

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Operations

	Year Ended	Year Ended
	January 31, 2019	January 31, 2018

Revenue	$2,000	$-
Cost of Goods Sold	-	-
Gross Profit	$2,000	-

Operating Expenses
General and administrative expenses	46,831	18,133
Total Operating Expenses	46,831	18,133
Income (Loss) from Operations	(44,831)	(18,133)

Other Income (Expense)
Interest expenses	-	-
Income (Loss) From Continuing Operations Before Income Taxes	(44,831)	(18,133)

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	-	-
Income (Loss) from Continuing Operations	(44,831)	(18,133)
Income (Loss) from Discontinued Operations, Net of Taxes	-	21,800

Net Income (Loss)	$(44,831)	$3,667

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	5,924,383

Earnings (Loss) per Common Share (Basic and Diluted):
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

	Number of		Additional
	Common		Paid-in-	Accumulated
	Shares	Amount	Capital	deficit	Total
Balances as of January 31, 2017	5,000,000	$5,000	$-	$(3,080)	$1,920
Shares issued for cash at $0.01	2,630,000	2,630	23,670	-	26,300
Net income for the year	-	-	-	3,667	3,667
Balances as of January 31, 2018	7,630,000	7,630	23,670	587	31,887
Shares issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(44,831)	(44,831)
Balances as of January 31, 2019	7,630,000	$7,630	$23,670	$(44,244)	$(12,944)

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2019	January 31, 2018
Operating Activities
Net Income (Loss)	$(44,831)	$3,667
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	464	426
Changes in operating assets and liabilities
Accounts payable	(987)	3,099
Net cash used in operating activities	(45,354)	7,192

Investing Activities
Purchase of property and equipment	-	(1,400)
Net cash used in investing activities	-	(1,400)

Financing Activities
Proceeds from sale of common stock	-	26,300
Repayment of loan from related parties	(2,663)	-
Proceeds of loan from related parties	20,432	-
Net cash provided by financing activities	17,769	26,300

Net increase (decrease) in cash and cash equivalents	$(27,585)	$32,092

Cash and equivalents at beginning of the period	36,675	4,583

Cash and equivalents at end of the period	$9,090	$36,675

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end.

On November 21, 2018, a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, a former principal shareholder of the Company. Pursuant to the Stock Purchase Agreement (the “SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the PSA on November 21, 2018.

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of May 16, 2019, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the year ended January 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, incurred a net loss in fiscal year 2019 and has a working capital deficit as of January 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.

Accounts Receivable

Accounts receivable represent the amount of goods sold by the Company, net of any allowance for amounts deemed uncollectible. The Company assesses these balances for collectability on a quarterly basis. At January 31, 2019, the Company had no accounts receivables.

Revenue Recognition

On May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of February 1, 2018 on a modified retrospective basis. The adoption of Topic 606 did not have a material impact to our financial statements, including the presentation of revenues in our Statements of Operations.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

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

Since the Company’s inception on November 7, 2016 through November 21, 2018, the Company’s previous sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses. As of January 31, 2019, the entire balance of the loan was paid off.

During the year ended January 31, 2019, the Company’s current major shareholder Mr. Mingyong Huang loaned the Company $20,432 to cover the company’s operating expenses. As of January 31, 2019, the amount outstanding was $20,432. The loan is non-interest bearing, unsecured, and is due upon demand.

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

As of January 31, 2019, the Company had 7,630,000 shares issued and outstanding.

See Note 7, Change in Control, regarding the November 21, 2018 transaction resulting in the change in the control of the Company in regards to approximately 65.53% of the total issued and outstanding common shares.

NOTE 6 – INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Arion Group Corp. was registered in the State of Nevada and has been subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $44,831 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance.

	Year Ended	Year Ended
	January 31	January 31
	2019	2018
Deferred tax assets:
Net operating loss (income )carryforward	$44,831	-
Tax rate	21%	34%
Gross deferred tax assets	9,415	-
Valuation allowance	(9,415)	-
Net deferred tax assets	-	-

NOTE 7 – CHANGE OF CONTROL

On November 21, 2018, Ms. Nataliia Kriukova, a former principal shareholder of the Company (the “Seller”), entered into a Stock Purchase Agreement (the “PSA”) dated October 25, 2018 and amendments thereto, with Mingyong Huang, an individual (the “Buyer”), pursuant to which, among other things, the Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller, a total of 5,000,000 shares of Common Stock owned of record and beneficially by the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 65.53% of the Company’s issued and outstanding shares of Common Stock. In connection with the closing of the transaction and in accordance with the Agreement, the Board appointed Mingyong Huang, Benson Liao and Hui Song to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Nataliia Kriukova. In addition, Mr. Huang was appointed CEO, President and CFO of the Company and Ms. Maria Itzel Torres Siegrist was appointed Secretary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at January 31, 2019:

●	We have a lack of proper segregation of duties. Management is dominated by a single individual without adequate compensating controls.

●	Our internal control structure lacks multiple levels of review and oversight.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the year ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

7 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Mingyong Huang 16839 Gale Ave. #210 City of Industry, California 91748	42	Director and President/CEO/CFO
Benson Liao 16839 Gale Ave. #210 City of Industry, California 91748	55	Director (resigned as of April 12, 2019)
Hui Song 16839 Gale Ave. #210 City of Industry, California 91748	40	Director
Maria Itzel Torres Siegrist 16839 Gale Ave. #210 City of Industry, California 91748	37	Secretary

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each of Mr. Huang, Mr. Liao, Mr. Song and Ms. Siegrist:

Mingyong Huang. Since 2005, Mr. Huang has been the president and founder of Promise Logistics Corp. He is also the founder in 2012 of US Alibaba, LLC, an online sales company doing business in California. In 2016 Mr. Huang founded IDream Space, LLC, a company that operates an innovative co-working office space located in the City of industry, California. In 2018 he founded 428 Cloverleaf, LLC, a licensed cannabis planting company located in Baldwin Park California and in 2015 he founded the 15100 Nelson, LLC, a company that provided a platform to service the trucking industry. Mr. Huang received his bachelor’s degree from Shenyang Education College, China.

Benson Liao. Mr. Liao has been president of the Benson Liao Insurance & Financial Center since 2007. Since 2016 he has also been the chairman of AnyHealth Insurance Services, Inc. Mr. Liao serves as director on the boards of Alliance Cultural Foundation International, the Moringa for Love Foundation and the Taiwanese Hotel/Motel Association of Southern California. Mr. Liao received his MBA from California State University Fresno in 1992. Mr. Liao resigned from his post as a director of the company as of April 12, 2019.

Hui Song. From 2004 to 2006, Mr. Song was Regional Manager of eLong.com. From 2006 to 2014 Mr. Song was a founding partner of Blue Ridge Capital. Since 2014 Mr. Song has been an investment manager of X Financial (Nasdaq: XYF). Mr. Song received his bachelor’s degree in computer programming from Canada Algonquin College.

Maria Itzel Torres Siegrist. Since 2016, Ms. Siegrist has been a law clerk/Spanish interpreter for Torres & Siegrist Law Firm, Pasadena, CA. Ms. Siegrist received her Juris Doctorate from University of Southern California Gould School of Law in May 2018. Since 2012 Ms. Siegrist has been the Youth Choir Director, Cantor and Praise & Worship Leader at the Sacred Heart Church in Los Angeles, California. She received a Master of Fine Arts, Theater Arts in May 2009 from Rutgers, State University of New Jersey and her Bachelor of Arts, History and Political Science, magna cum laude, in May 2003.

There are presently no plans or commitments with regard to such compensation or remuneration. The Company has no employee benefit plans or other compensation plans.

8 | Page

During the past ten years, Mr. Huang has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Huang was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Huang’s involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

ITEM 11. EXECUTIVE COMPENSATION

We made no payments for compensation disclosable under Item 402(n) of Regulation S-K, 17 CFR § 229.402(n) during the fiscal years ended January 31, 2019 and 2018 to any person serving as our principal executive officer (“PEO”), or any person serving as our principal financial officer (“PFO”). Nor did we make any such payments to the two most highly compensated executive officers other than our PEO and PFO. Accordingly, the table described under item 402(n) is omitted as inapplicable pursuant to Item 402(m)(4).

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

9 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Beneficial Ownership of Current Directors, Executive Officers and Holders of at least 50% of the Company

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Mingyong Huang 16839 Gale Ave. #210 City of Industry, CA 91748	5,000,000 shares of common stock (direct)	65.53%

Unless otherwise noted, the percent of class is based on 7,630,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mingyong Huang is our officer, director, and control person. During the year ended January 31, 2019, the Company’s major shareholder loaned the Company $20,432 to pay for operating expenses. As of January 31, 2019, the amount outstanding was $20,432. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended January 31, 2019 and 2018:

	For the Fiscal Years ended January 31
	2019	2018
Audit Fees (1)	$16,000	$11,900
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$16,000	$11,900

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

10 | Page

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

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: May 16, 2019	By:	/s/ Mingyong Huang
Mingyong Huang, President and
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingyong Huang	Chief Executive Officer, Chief Financial Officer and Director	May 16, 2019
Mingyong Huang

/s/ Hui Song	Director	May 16, 2019
Hui Song

12 | Page