Form 10-Q
period 2019-04-30
ARION GROUP CORP.
filed 2019-06-19
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

As of June 19, 2019, the registrant had 7,630,000 shares of common stock issued and outstanding.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

(UNAUDITED)

	April 30, 2019	January 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$8,060	$9,090
Prepaid expense	10,000	-
Total Current Assets	18,060	9,090

Property and equipment, net	394	510

Total Assets	$18,454	$9,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$13,529	$2,112
Loan from shareholders	30,432	20,432
Total Current Liabilities	43,961	22,544

Total Liabilities	43,961	22,544

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Accumulated deficit	(56,807)	(44,244)
Total Stockholders’ Deficit	(25,507)	(12,944)

Total Liabilities and Stockholders’ Deficit	$18,454	$9,600

The accompanying notes are an integral part of these unaudited financial statements.

1 | Page

Arion Group Corp.

Statements of Operations

(UNAUDITED)

	Three months Ended	Three months Ended
	April 30, 2019	April 30, 2018

Revenue	$6,000	$-
Cost of Goods Sold	-	-
Gross Profit	6,000	-

Operating Expenses
General and administrative expenses	18,563	4,564
Total Operating Expenses	18,563	4,564
Loss from Operations	(12,563)	(4,564)

Net Income (Loss)	$(12,563)	$(4,564)

Earnings (Loss) per Common Share (Basic and Diluted):	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000

The accompanying notes are an integral part of these unaudited financial statements.

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders’ Equity (Deficit)

For The Three Months Ended April 30, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Gain (Deficit)	Stockholders’ Equity (Deficit)

Balance, January 31, 2019	7,630,000	7,630	23,670	(44,244)	(12,944)
Net loss for the period	-	-	-	(12,563)	(12,563)
Balance, April 30, 2019	7,630,000	7,630	23,670	(56,807)	(25,507)

Balance, January 31, 2018	7,630,000	7,630	23,670	587	31,887
Net loss for the period	-	-	-	(4,564)	(4,564)
Balance, April 30, 2018	7,630,000	7,630	23,670	(3,977)	27,323

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

Arion Group Corp.

Statements of Cash Flows

(UNAUDITED)

	Three months ended	Three months ended
	April 30, 2019	April 30, 2018
Operating Activities
Net Loss	$(12,563)	$(4,564)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	116	116
Changes in operating assets and liabilities
Prepaid expense	(10,000)	-
Accounts payable	11,417	(99)
Net cash used in operating activities	(11,030)	(4,547)

Financing Activities
Proceeds of loan from related parties	10,000	-
Net cash provided by financing activities	10,000	-

Net decrease in cash and cash equivalents	$(1,030)	$(4,547)

Cash and equivalents at beginning of the period	9,090	36,675

Cash and equivalents at end of the period	$8,060	$32,128

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of June 19, 2019, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended April 30, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred an accumulated deficit of $56,807 as of April 30, 2019, and had a working capital deficit in the amount of $ 25,901 as of April 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of April 30, 2019, the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three-month period ended April 30, 2019, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of results expected for the full year ending January 31, 2020. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at January 31, 2019 and for the three months then ended have been made.

It is suggested that these statements be read in conjunction with the January 31, 2019 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K and related amendments filed with the Securities and Exchange Commission.

5 | Page

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

During the year ended January 31, 2019, the Company’s current major shareholder Mr. Mingyong Huang loaned the Company $20,432 to cover the company’s operating expenses. The Company borrowed an additional $10,000 from Mr. Huang in April 2019. As of April 30, 2019, the amount outstanding was $30,432. The loan is non-interest bearing, unsecured, and is due upon demand.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr, Mingyong Huang, the Company’s CEO and major shareholder. Given that the Company had only minimal operations and essentially no employee except Mr. Huang himself, Mr. Huang is not charging the Company any fee for using the office at this time.

6 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

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

Concurrent with change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. As of April 30, 2019, we have generated $6,000 of revenue for the 3-months period from the consulting services.

7 | Page

RESULTS OF OPERATIONS

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018

Revenue, Cost of Revenue and Gross Profit

For the three months ended April 30, 2019 and April 30, 2018, we generated $6,000 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018. The $6,000 revenue generated in the three-months ended April 30, 2019 by providing consulting services to a third party for planning, design and compliance of cannabis cultivation in the USA. We were unable to generate any cedar phyto barrel sales in the three months ended April 30, 2018.

For the three months ended April 30, 2019 and April 30, 2018, our cost of revenue were $0 and $0; and our gross profit was $6,000 and $0, respectively.

Operating Expenses

During the three-month period ended April 30, 2019, we incurred $18,563 in general and administrative expenses compared to $4,564 in the same period of 2018, which represents an increase in the amount of $13,999. General and administrative expenses incurred are mostly related to corporate compliance services.

Net Loss

Our net loss for the three months ended April 30, 2018 was $12,563, which is an increase for $7,999 compared to net loss of $4,564 for the three months ended April 30, 2018. The increase in net loss is primarily caused by the increase in the Company’s operating expenses during the three-month period ended April 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2019, we had cash in bank of $8,060, a decrease by $1,030 from the cash in bank balance of $9,090 at January 31, 2019. We received a net $20,432 loan from our major shareholder during the year ending January 31, 2019. We were able to borrow an additional $10,000 from the same shareholder to pay operating expenses during the three-month period ended April 30, 2019.

The cash in bank of $8,060 and a $10,000 prepaid legal fee was our only current assets as of April 30, 2019. We had $43,961 in total current liabilities as of April 30, 2019, including $13,529 in accounts payable and $30,432 for loan from related parties. The April 30, 2019 current liabilities are an increase in the amount of $21,417 as compared to the total current liabilities of $22,544 at January 31, 2019.

We have a working capital deficit as of April 30, 2019 in the amount of $25,901. For the period from inception (November 7, 2016) to April 30, 2019, we had an accumulated net loss of $56,807. Our net worth was a negative $25,507 as of April 30, 2019. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Our principal shareholder has informally agreed to lend us some of the funds needed for some of our operating expenses, but he has no legal obligation to do so and may discontinue making any such loans at any time. Our failure to achieve the necessary levels of profitability or obtain the additional significant funding required to meet our expenses and other financial obligations would be detrimental to us.

Cash Flows from Operating Activities

For the three months ended April 30, 2019, net cash used by operating activities was $11,030, consisting of a net loss of $12,563, a non-cash expense of depreciation of $116, an increase in prepaid expense for $10,000 (which increased our cash basis net loss) and an increase in accounts payable for $11,417 (which decreased the cash basis net loss). Net cash used by operating activities was $4,547 for the three-month period ended April 30, 2018.

8 | Page

Cash flows from Investing Activities

Cash flows used in investing activities for the three months ended April 30, 2019 and 2018 were $0 and $0, respectively.

Cash flows from Financing Activities

Cash flows provided by financing activities for the three months ended April 30, 2019 and 2018 were $10,000 and $0, respectively. We were able to borrow an additional $10,000 loan from one of our major shareholders in April 2019 to pay operating expenses.

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

9 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended April 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three month period ended April 30, 2019.

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

ARION GROUP CORP.

Dated: June 19, 2019	By:	/s/ Mingyong Huang
Mingyong Huang,
President and Chief Executive Officer and Chief Financial Officer

12 | Page