Form 10-Q
period 2019-07-31
ARION GROUP CORP.
filed 2019-09-23
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of September 23, 2019, the registrant had 7,630,000 shares of common stock issued and outstanding.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

(UNAUDITED)

	July 31,	January 31,
	2019	2019
ASSETS
Current Assets
Cash and cash equivalents	$3,742	$9,090
Prepaid expense	10,000	-
Total Current Assets	13,742	9,090

Property and equipment, net	278	510

Total Assets	$14,020	$9,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$17,321	$2,112
Loan from shareholders	40,432	20,432
Total Current Liabilities	57,753	22,544

Total Liabilities	57,753	22,544

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Accumulated deficit	(75,033)	(44,244)
Total Stockholders’ Deficit	(43,733)	(12,944)

Total Liabilities and Stockholders’ Deficit	$14,020	$9,600

The accompanying notes are an integral part of these unaudited financial statements.

1 | Page

Arion Group Corp.

Statements of Operations

(UNAUDITED)

	3 months Ended	3 months Ended	6 months Ended	6 months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018

Revenue	$-	$-	$6,000	$-

Operating Expenses
General and administrative expenses	18,226	22,312	36,789	26,876
Total Operating Expenses	18,226	22,312	36,789	26,876
Income (Loss) from Operations	(18,226)	(22,312)	(30,789)	(26,876)

Net Income (Loss)	(18,226)	(22,312)	(30,789)	(26,876)

Earnings (Loss) per Common Share (Basic and Diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

The accompanying notes are an integral part of these unaudited financial statements.

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For The Six Months Ended JULY 31, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Gain (Deficit)	Stockholders’ Equity (Deficit)

Balance, January 31, 2019	7,630,000	7,630	23,670	(44,244)	(12,944)
Net loss for the period	-	-	-	(12,563)	(12,563)
Balance, April 30, 2019	7,630,000	7,630	23,670	(56,807)	(25,507)
Net loss for the period				(18,226)	(18,226)
Balance, July 31, 2019	7,630,000	7,630	23,670	(75,033)	(43,733)

Balance, January 31, 2018	7,630,000	7,630	23,670	587	31,887
Net loss for the period	-	-	-	(4,564)	(4,564)
Balance, April 30, 2018	7,630,000	7,630	23,670	(3,977)	27,323
Net loss for the period				(22,312)	(22,312)
Balance, July 31, 2018	7,630,000	7,630	23,670	(26,289)	5,011

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

Arion Group Corp.

Statements of Cash Flows

(UNAUDITED)

	6 months Ended	6 months Ended
	July 31, 2019	July 31, 2018
Cash flows from Operating Activities
Net Loss	(30,789)	(26,876)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	232	232
Changes in operating assets and liabilities
Prepaid expense	(10,000)	-
Accounts payable	15,209	(3,099)
Inventory	-	(2,800)
Net cash used in operating activities	(25,348)	(32,543)

Cash flows from Financing Activities
Proceeds of loan from related parties	20,000	-
Net cash provided by financing activities	20,000	-

Net decrease in cash and cash equivalents	$(5,348)	$(32,543)

Cash and equivalents at beginning of the period	9,090	36,675

Cash and equivalents at end of the period	$3,742	$4,132

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end.

On November 21, 2018, a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, a former principal shareholder of the Company. Pursuant to the Stock Purchase Agreement (the “SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off the shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the PSA on November 21, 2018.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months ended July 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred an accumulated deficit of $75,033 as of July 31, 2019, and a working capital deficit in the amount of $44,011 as of July 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of July 31, 2019, the statements of operations, changes in stockholders’ deficit and cash flows for the six-month ended July 31, 2019 and 2018, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six-months ended July 31, 2019 are not necessarily indicative of results expected for the full year ending January 31, 2020. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at July 31, 2019 and for the six months then ended have been made.

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

During the year ended January 31, 2019, the Company’s current major shareholder Mr. Mingyong Huang loaned the Company $20,432 to cover the company’s operating expenses. The Company borrowed an additional $10,000 from Mr. Huang in April 2019 and another $10,000 in May 2019. As of July 31, 2019, the amount outstanding was $40,432. The loan is non-interest bearing, unsecured, and is due upon demand.

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

Overview

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of the filing of this statement 10-Q no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

On Nov 21, 2018 (the “Closing Date”), a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, the previous principal shareholder of the Company. Pursuant to the SPA and other related agreements, Ms. Nataliia Kriukova resigned from all management and Board positions. The Company also paid off the shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the PSA on November 21, 2018.

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

Concurrent with the change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. As of July 31, 2019, we have generated $6,000 of revenue for the 6-months ended July 31, 2019 from consulting services. No consulting service revenue was generated for the 3-month ended July 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018

Revenue

For the three months ended July 31, 2019 and July 31, 2018, we generated $0 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018. We were unable to generate any cedar phyto barrel sales in the three months ended July 31, 2018.

Operating Expenses

During the three-month period ended July 31, 2019, we incurred $18,226 in general and administrative expenses compared to $22,312 in the same period of 2018, which represents a decrease in the amount of $4,086. General and administrative expenses incurred are mostly related to corporate compliance services.

7 | Page

Net Loss

Our net loss for the three months ended July 31, 2019 was $18,226, which is a decrease of $4,086 compared to net loss of $22,312 for the three months ended July 31, 2018. The decrease in net loss is primarily due to the decrease in the Company’s operating expenses during the three-month period ended July 31, 2019.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018

Revenue

For the six months ended July 31, 2019 and July 31, 2018, we generated $6,000 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018. The $6,000 revenue was generated in the three-months ended April 30, 2019 by providing consulting services to a third party for planning, design and compliance of cannabis cultivation in the USA. We were unable to generate any cedar phyto barrel sales in the three months ended July 31, 2018.

Operating Expenses

During the six-month period ended July 31, 2019, we incurred $36,789 in general and administrative expenses compared to $26,876 in the same period of 2018, which represents an increase in the amount of $9,913. General and administrative expenses incurred are mostly related to corporate compliance services.

Net Loss

Our net loss for the six months ended July 31, 2019 was $30,789, which is an increase of $3,913 compared to net loss of $26,876 for the six months ended July 31, 2018. The increase in net loss is primarily due to the increase in the Company’s operating expenses during the six-month period ended July 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2019, we had cash in bank of $3,742, a decrease by $5,348 from the cash in bank balance of $9,090 at January 31, 2019. We received a net $20,432 loan from our major shareholder during the year ended January 31, 2019. We were able to borrow an additional $20,000 from the same shareholder to pay operating expenses during the six-month period ended July 31, 2019.

The cash in bank of $3,742 and a $10,000 prepaid legal fee were our only current assets as of July 31, 2019. We had $57,753 in total current liabilities as of July 31, 2019, including $17,321 in accounts payable and $40,432 for loan from related parties. The July 31, 2019 current liabilities are an increase in the amount of $35,209 as compared to the total current liabilities of $22,544 at January 31, 2019.

We have a working capital deficit as of July 31, 2019 in the amount of $44,011. For the period from inception (November 7, 2016) to July 31, 2019, we had an accumulated net loss of $75,033. Our net worth was a negative $43,733 as of July 31, 2019. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has incurred an accumulated deficit and working capital deficit as of July 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern.

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

8 | Page

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

Cash Flows from Operating Activities

For the six months ended July 31, 2019, net cash used by operating activities was $25,348, consisting of a net loss of $30,789, a non-cash expense of depreciation of $232, an increase in prepaid expense for $10,000 (which increased our cash basis net loss) and an increase in accounts payable for $15,209 (which decreased the cash basis net loss).

Cash flows from Investing Activities

Cash flows used in investing activities for the six months ended July 31, 2019 and 2018 were $0 and $0, respectively.

Cash flows from Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2019 and 2018 were $20,000 and $0, respectively. We were able to borrow an additional $20,000 loan from one of our major shareholders in April and May 2019 to pay operating expenses.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six-month period ended July 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six-month period ended July 31, 2019.

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

ARION GROUP CORP.

Dated: September 23, 2019	By:	/s/ Mingyong Huang
Mingyong Huang,
President and Chief Executive Officer and Chief Financial Officer

12 | Page