Form 10-Q
period 2019-10-31
ARION GROUP CORP.
filed 2019-12-23
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☒  No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

As of December 20, 2019, the registrant had 7,630,000 shares of common stock issued and outstanding.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

(UNAUDITED)

	October 31, 2019	January 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$11,957	$9,090
Total Current Assets	11,957	9,090

Property and equipment, net	278	510

Total Assets	$12,235	$9,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,768	$2,112
Loan from shareholders	60,432	20,432
Total Current Liabilities	66,200	22,544

Total Liabilities	66,200	22,544

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Accumulated deficit	(85,265)	(44,244)
Total Stockholders’ Equity (Deficit)	(53,965)	(12,944)

Total Liabilities and Stockholders’ Equity (Deficit)	$12,235	$9,600

The accompanying notes are an integral part of these unaudited financial statements.

1 | Page

Arion Group Corp.

Statements of Operations

(UNAUDITED)

	3 months Ended	3 months Ended	9 months Ended	9 months Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018

Revenue	$-	$-	$6,000	$-

Operating Expenses
General and administrative expenses	10,232	3,907	47,021	30,783
Total Operating Expenses	10,232	3,907	47,021	30,783
Loss from Operations	(10,232)	(3,907)	(41,021)	(30,783)

Net Loss	$(10,232)	$(3,907)	$(41,021)	$(30,783)

Loss per Common Share (Basic and Diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:

Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

The accompanying notes are an integral part of these unaudited financial statements.

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders’ Equity (Deficit)

For The Nine Months Ended OCTOBER 31, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional	Retained	Total Stockholders’
	Number of Shares	Par Value	Paid in Capital	Earnings (Deficit)	Equity (Deficit)

Balance, January 31, 2019	7,630,000	$7,630	$23,670	$(44,244)	$(12,944)
Net loss for the period	-	-	-	(12,563)	(12,563)
Balance, April 30, 2019	7,630,000	7,630	23,670	(56,807)	(25,507)
Net loss for the period				(18,226)	(18,226)
Balance, July 31, 2019	7,630,000	7,630	23,670	(75,033)	(43,733)
Net loss for the period				(10,232)	(10,232)
Balance, October 31, 2019	7,630,000	$7,630	$23,670	$(85,265)	$(53,965)

Balance, January 31, 2018	7,630,000	$7,630	$23,670	$587	$31,887
Net loss for the period	-	-	-	(4,564)	(4,564)
Balance, April 30, 2018	7,630,000	7,630	23,670	(3,977)	27,323
Net loss for the period				(22,312)	(22,312)
Balance, July 31, 2018	7,630,000	7,630	23,670	(26,289)	5,011
Net loss for the period				(3,907)	(3,907)
Balance, October 31, 2018	7,630,000	$7,630	$23,670	$(30,196)	$1,104

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

Arion Group Corp.

Statements of Cash Flows

(UNAUDITED)

	9 Months Ended	9 Months Ended
	October 31, 2019	October 31, 2018
Operating Activities
Net Loss	$(41,021)	$(30,783)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	232	348
Changes in operating assets and liabilities
Accounts payable	3,656	(3,099)
Inventory	-	(2,800)
Net cash used in operating activities	(37,133)	(36,334)

Financing Activities
Proceeds of loan from related parties	40,000	-
Net cash provided by financing activities	40,000	-

Net increase (decrease) in cash and cash equivalents	$2,867	$(36,334)

Cash and equivalents at beginning of the period	9,090	36,675

Cash and equivalents at end of the period	$11,957	$341

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end.

On November 21, 2018, a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, a former principal shareholder of the Company. Pursuant to the Stock Purchase Agreement (the “SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off the shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the SPA on November 21, 2018.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the nine months ended October 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred an accumulated deficit of $85,265 as of October 31, 2019, and a working capital deficit in the amount of $54,243 as of October 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of October 31, 2019, the statements of operations, changes in stockholders’ deficit and cash flows for the nine-month ended October 31, 2019 and 2018, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine-months ended October 31, 2019 are not necessarily indicative of results expected for the full year ending January 31, 2020. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at October 31, 2019 and for the nine months then ended have been made.

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

During the year ended January 31, 2019, the Company’s current major shareholder Mr. Mingyong Huang loaned the Company $20,432 to cover the company’s operating expenses. The Company borrowed an additional $10,000 from Mr. Huang in April 2019, $10,000 in May 2019, and a total of $20,000 in August and September 2019. As of October 31, 2019, the amount outstanding was $60,432. The loan is non-interest bearing, unsecured, and is due upon demand.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang, the Company’s CEO and major shareholder. Given that the Company had only minimal operations and essentially no employee except Mr. Huang himself, Mr. Huang is not charging the Company any fee for using the office at this time.

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

On Nov 21, 2018 (the “Closing Date”), a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, the previous principal shareholder of the Company. Pursuant to the SPA and other related agreements, Ms. Nataliia Kriukova resigned from all management and Board positions. The Company also paid off the shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the SPA on November 21, 2018.

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

Concurrent with the change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. As of October 31, 2019, we have generated $6,000 of revenue for the 9-months ended October 31, 2019 from consulting services. No consulting service revenue was generated for the 3-month period ending October 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018

Revenue

For the three months ended October 31, 2019 and October 31, 2018, we generated $0 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018. We were unable to generate any cedar phyto barrel sales in the three months ended October 31, 2018.

Operating Expenses

During the three-month period ended October 31, 2019, we incurred $10,232 in general and administrative expenses compared to $3,907 in the same period of 2018, which represents an increase in the amount of $6,325. General and administrative expenses incurred are mostly related to corporate compliance services.

7 | Page

Net Loss

Our net loss for the three months ended October 31, 2019 was $10,232, which is an increase of $6,325 compared to net loss of $3,907 for the three months ended October 31, 2018. The increase in net loss is primarily due to the increase in the Company’s operating expenses during the three-month period ended October 31, 2019.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018

Revenue

For the nine months ended October 31, 2019 and October 31, 2018, we generated $6,000 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018. The $6,000 revenue was generated in the three-months ended April 30, 2019 by providing consulting services to a third party for planning, design and compliance of cannabis cultivation in the USA. We were unable to generate any cedar phyto barrel sales nor consulting services income in the three months ended October 31, 2018.

Operating Expenses

During the nine-month period ended October 31, 2019, we incurred $47,021in general and administrative expenses compared to $30,783 in the same period of 2018, which represents an increase in the amount of $16,238. General and administrative expenses incurred are mostly related to corporate compliance services.

Net Loss

Our net loss for the nine months ended October 31, 2019 was $41,021, which is an increase of $10,238 compared to net loss of $30,783 for the nine months ended October 31, 2018. The increase in net loss is primarily due to the increase in the Company’s operating expenses during the nine-month period ended October 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2019, we had cash in bank of $11,957 , an increase by $2,867 from the cash in bank balance of $9,090 at January 31, 2019. We received a net $20,432 loan from our major shareholder during the year ended January 31, 2019. We were able to borrow an additional $40,000 from the same shareholder to pay operating expenses during the nine-month period ended October 31, 2019.

The cash in bank of $11,957 was our only current assets as of October 31, 2019. We had $66,200 in total current liabilities as of October 31, 2019, including $5,768 in accounts payable and $60,432 for loan from related parties. The October 31, 2019 current liabilities are an increase in the amount of $43,656 as compared to the total current liabilities of $22,544 at January 31, 2019.

We have a working capital deficit as of October 31, 2019 in the amount of $54,243. For the period from inception (November 7, 2016) to October 31, 2019, we had an accumulated net loss of $85,265. Our net worth was a negative $53,965 as of October 31, 2019. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has incurred an accumulated deficit and working capital deficit as of October 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern.

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

Cash Flows from Operating Activities

For the nine months ended October 31, 2019, net cash used by operating activities was $37,133, consisting of a net loss of $41,021, a non-cash expense of depreciation of $232, and an increase in accounts payable for $3,656 (which decreased the cash basis net loss).

Cash flows from Investing Activities

Cash flows used in investing activities for the nine months ended October 31, 2019 and 2018 were $0 and $0, respectively.

Cash flows from Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2019 and 2018 were $40,000 and $0, respectively. We were able to borrow an additional $20,000 loan from one of our major shareholders in April and May 2019 to pay operating expenses. In the month of August 2019, we were able to borrow a total of $10,000 from one of our major shareholders. In the month of September 2019, we were able to borrow a total of $10,000 from one of our major shareholders to pay operating expenses.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended October 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine-month period ended October 31, 2019.

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

ARION GROUP CORP.

Dated: December 20, 2019	By:	/s/ Mingyong Huang
Mingyong Huang,
President and Chief Executive Officer and Chief Financial Officer

12 | Page