Form 10-K
period 2020-01-31
ARION GROUP CORP.
filed 2020-06-15
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ARGC	OTC Markets

As of June 15, 2020, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 15, 2020.

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

On November 21, 2018 (the “Closing Date”), a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, the previous principal shareholder of the Company. Pursuant to the Stock Purchase Agreement dated November 21, 2018 (the “2018 SPA”) and other related agreements, Ms. Nataliia Kriukova resigned from all management and Board positions. The Company also paid off shareholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the 2018 SPA on November 21, 2018.

On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton. Mr. Huang remains the Company’s Director and officer.

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

Concurrent with the change of control, we have changed our business plan to focus on medical & healthcare industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of January 31, 2020, we have generated $6,000 of revenue from the consulting services.

1  | Page

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located at a warehouse-office solely owned by Mr. Mingyong Huang, the Company’s CEO and former major shareholder.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

2  | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of June 15, 2020, 7,630,000 shares were issued and outstanding, of which 5,000,000 shares (65.53% of total issued and outstanding shares) were held by a total of (1) shareholder of record.

The Company’s common stock, par value, $0.001 per share (“Common Stock”) currently has limited trading on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “ARGC”. Since the stock began trading there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTCQB. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

Fiscal Year Ended January 31, 2019	$0.51	$0.13
February 1 through April 30, 2019	$0.51	$0.13
May 1 through July 31, 2019	$0.31	$0.22
August 1 through October 31, 2019	$0.42	$0.22
November 1, 2019 through January 31, 2020	$0.27	$0.22
February 1 through April 30, 2020	$0.27	$0.22
May 1, 2020 through June 12, 2020	$0.28	$0.27

PENNY STOCK CONSIDERATIONS

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

3  | Page

STOCKHOLDERS

As of the date of this Report, we had approximately 37 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

RESULTS OF OPERATIONS

As of January 31, 2020, we had total assets of $6,277 and total liabilities of $72,992. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of January 31, 2020, and for the year then ended, we have not entered into any definitive agreement in connection with the business plan and generated only $6,000 revenue from consulting. Our net loss for the fiscal year ended January 31, 2020 was $53,771, as compared to a net loss of $44,831 during the fiscal year ended January 31, 2019.

4  | Page

Year ended January 31, 2020 compared to the year ended January 31, 2019

Revenue, Cost of Revenue, and Gross Profit

During the year ended January 31, 2020, the Company generated $6,000 in consulting service revenue compared to $2,000 in consulting service revenue for the year ended January 31, 2019. There were no sales of any product in years ended January 31, 2020 and 2019.

The $6,000 revenue was generated in the three-months ended April 30, 2019 by providing consulting services to a third party for planning, design and compliance of cannabis cultivation in the USA. We have not been able to generate any other revenue for the rest of the year ended January 31, 2020.

Operating Expenses

During the year ended January 31, 2020, we incurred total general and administrative expenses of $58,971 which is an increase for $12,140 compared to $46,831 for the year ended January 31, 2019. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the year ended January 31, 2020 was $53,771, compared to net loss of $44,831 for the year ended January 31, 2019. The increase in net loss in the year ended January 31, 2020 in the amount of $8,940 represents a 19.94% increase over the net loss in the previous year

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  This raises substantial doubt about its ability to continue as a going concern.

Our independent auditor’s report accompanying our January 31, 2020 and 2019 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

As at January 31, 2020 our current assets were $5,999 compared to $9,090 in current assets at January 31, 2019. As at January 31, 2020 our total assets were $6,277 compared to $9,600 in total assets at January 31, 2019. As at January 31, 2020, our current liabilities were $72,992, or an increase in the amount of $50,448 (or 223.78%) compared to $22,544 as of January 31, 2019. As of January 31, 2020, we had Loan from shareholders in the total amount of $60,432, or 82.79% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our shareholders.

Total Stockholders’ deficit was $66,715 as of January 31, 2020, compared to $12,944 as of January 31, 2019, representing an increase in the amount of $53,771.

Cash Flows from Operating Activities

For the year ended January 31, 2020, net cash used by operating activities was $43,091, consisting of net loss of $53,771, depreciation expenses of $232, and an increase in accounts payable of $10,448.

For the year ended January 31, 2019, net cash used by operating activities was $45,354, consisting of net loss of $44,831, depreciation expenses of $464, and a decrease in accounts payable of $987.

Cash Flows from Investing Activities

Cash flows used in investing activities during years ended January 31, 2020 and 2019 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the years ended January 31, 2020 and 2019 were $40,000 and $17,769, respectively. We were able to borrow an additional $20,000 loan from one of our major shareholders in April and May 2019 to pay operating expenses. In the month of August 2019, we were able to borrow a total of $10,000 from one of our major shareholders. In the month of September 2019, we were able to borrow a total of $10,000 from one of our major shareholders to pay operating expenses.

Cash flows provided by financing activities during year ended January 31, 2019 were $17,769, including repayment of loan from a former majority shareholder in the amount of $2,663 and proceeds from a current majority shareholder of $20,432.

5  | Page

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major shareholders. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of January 31, 2020, we had a working capital deficit in the amount of $66,993.

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

RECENT DEVELOPMENTS

In December 2019, a strain of coronavirus entitled COVID-19 emerged in China and spread to other countries including to the United States. In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

In the United States in which we and our customers, and partners operate, the health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in certain end markets. These events could have a material adverse effect on the business and results of operations and financial condition.

At this time, it is difficult to predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on uncertain future developments, including the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. The Company’s plan pf conducting new businesses might be delayed and the effect of the outbreak may not be fully reflected in our operating results until future periods.

6  | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7  | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Arion Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arion Group Corp (the “Company”) as of January 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

June 15, 2020

Arion Group Corp.

Balance Sheets

	January 31, 2020	January 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$5,999	$9,090
Total Current Assets	5,999	9,090

Property and equipment, net	278	510

Total Assets	$6,277	$9,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$12,560	$2,112
Loan from stockholder	60,432	20,432
Total Current Liabilities	72,992	22,544

Total Liabilities	72,992	22,544

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in-capital	23,670	23,670
Accumulated deficit	(98,015)	(44,244)
Total Stockholders’ Deficit	(66,715)	(12,944)

Total Liabilities and Stockholders’ Deficit	$6,277	$9,600

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Operations

	Year Ended	Year Ended
	January 31, 2020	January 31, 2019

Revenue	$6,000	$2,000

Operating Expenses
General and administrative expenses	58,971	46,831
Total Operating Expenses	58,971	46,831
Loss from Operations	(52,971)	(44,831)

Loss Before Income Taxes	(52,971)	(44,831)

Provision for Income Taxes
Income tax expense	800	-

Net Loss	$(53,771)	$(44,831)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2020 and 2019

	Number of		Additional
	Common		Paid-in-	Accumulated
	Shares	Amount	Capital	deficit	Total
Balances as of January 31, 2018	7,630,000	$7,630	$23,670	$587	$31,887
Net loss for the year	-	-	-	(44,831)	(44,831)
Balances as of January 31, 2019	7,630,000	7,630	23,670	(44,244)	(12,944)
Net loss for the year	-	-	-	(53,771)	(53,771)
Balances as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2020	January 31, 2019
Operating Activities
Net Loss	$(53,771)	$(44,831)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	232	464
Changes in operating assets and liabilities
Accounts payable	10,448	(987)
Net cash used in operating activities	(43,091)	(45,354)

Financing Activities
Repayment of loan from related party	-	(2,663)
Proceeds of loan from related party	40,000	20,432
Net cash provided by financing activities	40,000	17,769

Net decrease in cash and cash equivalents	(3,091)	(27,585)

Cash and equivalents at beginning of the year	9,090	36,675

Cash and equivalents at end of the year	$5,999	$9,090

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$-

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020 AND 2019

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

On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton. Mr. Huang remains the Company’s Director and officer after the sale.

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of June 15, 2020, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the year ended January 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, incurred a net loss in fiscal year 2020 and has a working capital deficit as of January 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. The current COVID-19 pandemic and general economic environment also increase the degree of uncertainty inherent in these estimates and assumptions.

Related Parties Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. Related parties may be individuals or corporate entities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

Cash and Cash Equivalents

Cash and cash equivalents are maintained with financial institutions. Deposits held with banks may exceed the federally insured limits. These deposits are maintained with reputable financial institutions and are redeemable upon demand. We have not experienced any losses in such accounts.

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

Revenue Recognition

We have adopted Accounting Standards Update No. 2014-09 (Topic 606, or ASC 606) “Revenue from Contracts with Customers” and related amendments. ASC 606’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company recognizes revenue over time based on the transfer of control of the promised goods or services to the customer. This transfer occurs over time when the Company has an enforceable right to payment for performance completed to date, and our performance does not create an asset that has an alternative use to the Company. Otherwise, control to the promised goods or services transfers to customers at a point in time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company may rely on advances from related parties in support of the Company’s efforts and cash requirements until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since the Company’s inception on November 7, 2016 through November 21, 2018, the Company’s previous sole officer, shareholder and director loaned the Company $2,663 to pay for incorporation costs and operating expenses. As of January 31, 2019, the entire balance of the loan was paid off.

During the year ended January 31, 2019, the Company’s former major shareholder Mr. Mingyong Huang (see Note 6, Change of Control, for the 2020 ownership change) loaned the Company $20,432 to cover the Company’s operating expenses. During the year ended January 31, 2020, Mr. Mingyong Huang loaned the Company $40,000 to cover the company’s operating expenses. As of January 31, 2020, the amount outstanding was $60,432. The loan is non-interest bearing, unsecured, and is due upon demand.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations and essentially no employee except Mr. Huang himself, Mr. Huang is not charging the Company any fee for using the office at this time.

NOTE 5 – INCOME TAXES

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

Arion Group Corp. was registered in the State of Nevada and has been subject to the tax laws of the United States of America and, beginning in January 2019, the state of California, where the Company’s executive office is now located. The federal corporate statutory tax rate of 21% is effective January 1, 2018. California’s statutory tax rate is 8.84%. The Company’s income tax returns have not been audited by U.S. Internal Revenue Service and any state tax authorities and all of its tax returns for prior years, including the initial tax year ended January 31, 2017, could be subject to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The provision for income taxes consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2020	2019
Current
Federal	$-	$-
State	800	-
Deferred
Federal	-	-
State	-	-
Income Tax Provisions	$800	$-

The reconciliation of the difference between the Company’s statutory tax rates and effective tax rates for the years ended January 31, 2020 and 2019 consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2020	2019
Loss before Income Taxes	$(52,971)	$(44,831)
Provision for Income Taxes	800	-
Effective Tax Rate	-1.51%	0.00%

Reconciliation of Statutory Tax Rates to Effective Tax Rates
Federal Statutory Rate	21.00%	21.00%
State Statutory Rate	8.84%	0.00%
Total Statutory Rates	29.84%	21.00%
Less: Valuation Allowance	-29.84%	-21.00%
Add: CA State Minimum Tax	-1.51%	0.00%
Effective Tax Rate	-1.51%	0.00%

As of January 31, 2020, the Company had net operating loss (“NOL”) carry forwards of approximately $98,602 and $52,971 for federal and California state income tax purposes that may be available to reduce future years’ taxable income. The U.S. Congress enacted the CARES Act in March 2020 with provisions providing tax reliefs to businesses and individuals, including a new rule to allow federal NOL carryback to each of the five taxable years in which the NOL arises. As of January 31, 2020, California has temporarily suspended NOL carryback but generally allows the NOL to be carried forward for 20 years. As of January 31, 2020, all of the $98,602 of Federal NOL is carried forward indefinitely, while the $52,971 California NOL is being carried forward into the next 20 years and will be expired on January 31, 2040 if not fully utilized. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance.

	Year Ended	Year Ended
	January 31	January 31
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$27,589	$9,415
Valuation allowance	(27,589)	(9,415)
Net deferred tax assets	$-	$-

NOTE 6 – CHANGE OF CONTROL

On November 21, 2018, Ms. Nataliia Kriukova, a former principal shareholder of the Company (the “Seller”), entered into a Stock Purchase Agreement (the “SPA”) dated October 25, 2018 and amendments thereto, with Mingyong Huang, an individual (the “Buyer”), pursuant to which, among other things, the Seller agreed to sell to the Buyer, and the Buyer agreed to purchase from the Seller, a total of 5,000,000 shares of Common Stock owned of record and beneficially by the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 65.53% of the Company’s issued and outstanding shares of Common Stock. In connection with the closing of the transaction and in accordance with the agreement, the Board appointed Mingyong Huang, Benson Liao and Hui Song to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Nataliia Kriukova. In addition, Mr. Huang was appointed CEO, President and CFO of the Company and Ms. Maria Itzel Torres Siegrist was appointed Secretary of the Company.

On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton. Mr. Huang remains the Company’s Director and officer after the sale of stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at January 31, 2020:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8  | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Mingyong Huang 16839 Gale Ave. #210 City of Industry, California 91748	43	Director and President/CEO/CFO
Benson Liao 16839 Gale Ave. #210 City of Industry, California 91748	56	Director (resigned as of April 12, 2019)
Hui Song 16839 Gale Ave. #210 City of Industry, California 91748	41	Director (resigned as of May 5, 2020)
Maria Itzel Torres Siegrist 16839 Gale Ave. #210 City of Industry, California 91748	38	Secretary (resigned as of June 4, 2020)

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each of Mr. Huang, Mr. Liao, Mr. Song and Ms. Siegrist:

Mingyong Huang . Since 2005, Mr. Huang has been the president and founder of Promise Logistics Corp. He is also the founder in 2012 of US Alibaba, LLC, an online sales company doing business in California. In 2016 Mr. Huang founded IDream Space, LLC, a company that operates an innovative co-working office space located in the City of industry, California. In 2018 he founded 428 Cloverleaf, LLC, a licensed cannabis planting company located in Baldwin Park California and in 2015 he founded the 15100 Nelson, LLC, a company that provided a platform to service the trucking industry. Mr. Huang received his bachelor’s degree from Shenyang Education College, China.

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

Hui Song. From 2004 to 2006, Mr. Song was Regional Manager of eLong.com. From 2006 to 2014 Mr. Song was a founding partner of Blue Ridge Capital. Since 2014 Mr. Song has been an investment manager of X Financial (Nasdaq: XYF). Mr. Song received his bachelor’s degree in computer programming from Canada Algonquin College. Mr. Song resigned from his post as a director of the company as of May 5, 2020.

Maria Itzel Torres Siegrist. Since 2016, Ms. Siegrist has been a law clerk/Spanish interpreter for Torres & Siegrist Law Firm, Pasadena, CA. Ms. Siegrist received her Juris Doctorate from University of Southern California Gould School of Law in May 2018. Since 2012 Ms. Siegrist has been the Youth Choir Director, Cantor and Praise & Worship Leader at the Sacred Heart Church in Los Angeles, California. She received a Master of Fine Arts, Theater Arts in May 2009 from Rutgers, State University of New Jersey and her Bachelor of Arts, History and Political Science, magna cum laude, in May 2003. Ms. Siegrist resigned from her post as a secretary of the company as of June 4, 2020.

There are presently no plans or commitments with regard to such compensation or remuneration. The Company has no employee benefit plans or other compensation plans.

9  | Page

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

ITEM 11. EXECUTIVE COMPENSATION

We made no payments for compensation disclosable under Item 402(n) of Regulation S-K, 17 CFR § 229.402(n) during the fiscal years ended January 31, 2020 and 2019 to any person serving as our principal executive officer (“PEO”), or any person serving as our principal financial officer (“PFO”). Nor did we make any such payments to the two most highly compensated executive officers other than our PEO and PFO. Accordingly, the table described under item 402(n) is omitted as inapplicable pursuant to Item 402(m)(4).

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10  | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Beneficial Ownership of Current Directors, Executive Officers and Holders of at least 50% of the Company

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Jay Hamilton 2380 Milano Terrace, Chino Hills, CA 91709	5,000,000 shares of common stock	65.53%

Unless otherwise noted, the percent of class is based on 7,630,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mingyong Huang is our officer, director, and control person as of January 31, 2020. During the year ended January 31, 2020, the Company’s major shareholder loaned the Company $60,432 to pay for operating expenses. As of January 31, 2020, the amount outstanding was $60,432. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K. Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Jay Hamilton pursuant to the 2020 PSA on June 3, 2020 but remains the Company’s Director and officer after the sale.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended January 31, 2020 and 2019:

	For the Fiscal Years ended January 31
	2020	2019
Audit Fees (1)	$20,500	$16,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$20,500	$16,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

11  | Page

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

12  | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: June 15, 2020	By:	/s/ Mingyong Huang
Mingyong Huang, President and
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mingyong Huang	Chief Executive Officer, Chief Financial Officer and Director	June 15, 2020
Mingyong Huang

13 | Page