Form 10-Q
period 2020-04-30
ARION GROUP CORP.
filed 2020-07-30
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

16839 Gale Ave #210

City of Industry, CA 91748

(888) 991-6839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	ARGC	OTC Markets

As of July 30, 2020, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 30, 2020.

As previously disclosed on Arion Group Corp.’s (the “Company”) Form 8-K filed on June 15, 2020, the filing of this quarterly report on Form 10-Q for the quarter ended April 30, 2020 was delayed due to circumstances related to COVID-19 and its impact on the Company’s operations. The Company has been affected by the outbreak of COVID-19 since December 2019. The COVID-19 pandemic has caused disruptions in the Company’s daily activities and impaired the Company’s ability to file the quarterly report by the original deadline of June 15, 2020. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this quarterly report.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	April 30, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,163	$5,999
Total Current Assets	5,163	5,999

Property and equipment, net	278	278

Total Assets	$5,441	$6,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,500	$12,560
Loan from stockholder	70,432	60,432
Total Current Liabilities	81,932	72,992

Total Liabilities	81,932	72,992

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of April 30 and January 31, 2020	7,630	7,630
Additional paid-in-capital	23,670	23,670
Accumulated deficit	(107,791)	(98,015)
Total Stockholders' Deficit	(76,491)	(66,715)

Total Liabilities and Stockholders' Deficit	$5,441	$6,277

The accompanying notes are an integral part of the unaudited financial statements

1 | Page

Arion Group Corp.

Statements of Operations

(Unaudited)

	3 Months Ended April 30, 2020	3 Months Ended April 30, 2019

Revenue	$-	$6,000

Operating Expenses
General and administrative expenses	9,776	18,563
Total Operating Expenses	9,776	18,563
Loss from Operations	(9,776)	(12,563)

Loss Before Income Taxes	(9,776)	(12,563)

Provision for Income Taxes
Income tax expense	-	-

Net Loss	$(9,776)	$(12,563)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For The Three Months Ended April 30, 2020 and 2019

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2019	7,630,000	$7,630	$23,670	$(44,244)	$(12,944)
Net loss for the period				(12,563)	(12,563)
Balance as of April 30, 2019 (unaudited)	7,630,000	7,630	23,670	(56,807)	(25,507)

Balance as of January 31, 2020	7,630,000	7,630	23,670	(98,015)	(66,715)
Net loss for the period				(9,776)	(9,776)
Balance as of April 30, 2020 (unaudited)	7,630,000	$7,630	$23,670	$(107,791)	$(76,491)

The accompanying notes are an integral part of the unaudited financial statements

3 | Page

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	3 Months ended	3 Months ended
	April 30, 2020	April 30, 2019
Operating Activities
Net Loss	$(9,776)	$(12,563)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	116
Changes in operating assets and liabilities
Prepaid expense	-	(10,000)
Accounts payable	(1,060)	11,417
Net cash used in operating activities	(10,836)	(11,030)

Financing Activities
Proceeds of loan from stockholder	10,000	10,000
Net cash provided by financing activities	10,000	10,000

Net decrease in cash and cash equivalents	$(836)	$(1,030)

Cash and cash equivalents at beginning of the period	5,999	9,090

Cash and cash equivalents at end of the period	$5,163	$8,060

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2020

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

On May 5, 2020, Mr. Hui Song resigned as a director of the Company. On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton, who becomes the Company’s majority and controlling shareholder. In connection with the change of control as of June 17, 2020 the Board appointed Jay Hamilton to the Company’s Board of Directors. On June 4, 2020, Ms. Maria Itzel Torres Siegrist resigned as Secretary of the Company. As of June 17, 2020, the Board appointed Mr. Hamilton as President/CEO and Ms. Brenda Bin Wang as CFO and Mr. Mingyong Huang as Secretary. Mr. Huang remains a director of the Company.

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of July 30, 2020, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended April 30, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, incurred an accumulated deficit of $107,791 as of April 30, 2020, and has a working capital deficit in the amount of $76,769 as of April 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of April 30, 2020, the statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended April 30, 2020, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of results expected for the full year ending January 31, 2021. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at April 30, 2020 and for the three months then ended have been made.

It is suggested that these statements be read in conjunction with the January 31, 2020 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

During the three-month period ended April 30, 2020, the Company’s former major shareholder Mr. Mingyong Huang (see Note 1, for the 2020 ownership change) loaned the Company $10,000 to cover the Company’s operating expenses. During the quarter ended April 30, 2019, Mr. Mingyong Huang also loaned the Company $10,000 to cover the Company’s operating expenses. As of April 30, 2020 and January 31, 2020, the unpaid balances of the loan were in the amounts of $70,432 and $60,432, respectively.

See Note 5, Subsequent Event, for Mr. Mingyong Huang’s forgiveness of the entire amount that the Company owed to him in connection with a change-in-control transaction dated June 3, 2020.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations and essentially no employee except Mr. Huang himself as of April 30, 2020, Mr. Huang does not charge the Company any fee for using the office at this time

NOTE 5 – SUBSEQUENT EVENT

On May 5, 2020, Hui Song, a member of the Board of Directors of Arion Group Corp. (the “Company”), resigned as a director. Mr. Song’s resignation did not result from a disagreement with the Company or the Board of Directors. On June 3, 2020, Mr. Mingyong Huang entered into a Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton, who becomes the Company’s majority and controlling shareholder. On June 4, 2020, Maria Itzel Torres Siegrist resigned as Secretary. As of June 17, 2020 the Board appointed Jay Hamilton to the Company’s Board of Directors in connection with the change of control. In addition, the Board appointed Mr. Hamilton as President/CEO, Ms. Brenda Bin Wang as CFO, and Mr. Mingyong Huang as Secretary. Mr. Huang remains a director of the Company. Concurrently, Mr. Huang agreed to forgive all of the balance that he had previously loaned to the Company. The amount of shareholder loan forgiven as of June 3, 2020 was $70,432.

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

Description of Business

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of the filing of this statement 10-Q, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

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

On May 5, 2020, Hui Song, a member of the Board of Directors of Arion Group Corp. (the “Company”), resigned as a director. On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton. Currently, the Buyer is the Company’s majority, and controlling stockholder. On June 4, 2020, Maria Itzel Torres Siegrist resigned as Secretary. In connection with the change of control as of June 17, 2020 the Board appointed Jay Hamilton to the Company’s Board of Directors. Also, as of June 17, 2020, the Board appointed Mr. Hamilton as President/CEO and Ms. Brenda Bin Wang as CFO and Mr. Mingyong Huang as Secretary. Mr. Huang remains the Company’s Director and officer.

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

Concurrent with change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of April 30, 2020, we have not generated additional revenue since the period ending April 30, 2019, whereby $6,000 of revenue was generated from consulting services.

7 | Page

RESULTS OF OPERATIONS

As of April 30, 2020, we had total assets of $5,441 and total liabilities of $81,932. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of April 30, 2020, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended April 30, 2020 was $9,776, as compared to a net loss of $12,563 during the three-month period ended April 30, 2019.

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019

Revenue, Cost of Revenue, and Gross Profit

During the three-month period ended April 30, 2020 and April 30, 2019, we generated $0 and $6,000 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018.

The $6,000 revenue was generated in the three-months ended April 30, 2019 by providing consulting services to a third party for planning, design and compliance of cannabis cultivation in the USA. We were unable to generate any revenue in the three months ended April 30, 2020.

Operating Expenses

During the three-month period ended April 30, 2020, we incurred $9,776 in general and administrative expenses compared to $18,563 in the same period of 2019, which represents a decrease in the amount of $8,787. General and administrative expenses incurred are mostly related to professional and corporate compliance services. Legal and professional fees for the three-month period ended April 30, 2020 decreased since the Company was operating on a minimal scale and did not require as much legal and professional support and services.

Our net loss for the three months ended April 30, 2020 was $9,776, which is a decrease for $2,787 compared to net loss of $12,563 for the three months ended April 30, 2019. Despite the lack of revenue generated in the three months ended April 30, 2020, the Company incurred less expenses with a decrease in all operating expenses that eliminated the decrease in revenue and resulted in a net decrease in net loss as compared to the same period ended April 30, 2019.

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

As at April 30, 2020 our current assets were $5,163 compared to $5,999 in current assets at January 31, 2020. As at April 30, 2020 our total assets were $5,441 compared to $6,277 in total assets at January 31, 2020. As at April 30, 2020, our current liabilities were $81,932, or an increase in the amount of $8,940 (or 12.25%) compared to $72,992 as of January 31, 2020. As of April 30, 2020, we had Loan from shareholder in the total amount of $70,432, or 85.96% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our shareholder.

Total Stockholders’ deficit was $76,491 as of April 30, 2020, compared to $66,715 as of January 31, 2020, representing an increase in the amount of $9,776.

Cash Flows from Operating Activities

For the three months ended April 30, 2020, net cash used by operating activities was $10,836, consisting of net loss of $9,776 and a decrease in accounts payable for $1,060.

For the three months ended April 30, 2019, net cash used by operating activities was $11,030, consisting of net loss of $12,563, a non-cash expense of depreciation of $116, an increase in prepaid expense for $10,000 and an increase in accounts payable for $11,417.

8 | Page

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended April 30, 2020 and 2019 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three months ended April 30, 2020 and 2019 were $10,000 and $10,000, respectively. We were able to borrow an additional $10,000 loan from one of our former major shareholders in both quarters ended April 2020 and 2019 to pay operating expenses.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major shareholders. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of April 30, 2020, we had a working capital deficit in the amount of $76,769.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended April 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three-month period ended April 30, 2020.

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

ARION GROUP CORP.

Dated: July 30, 2020	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: July 30, 2020	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

12 | Page