Form 10-Q
period 2020-07-31
ARION GROUP CORP.
filed 2020-09-11
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 11, 2020, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 11, 2020.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	July 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,430	$5,999
Total Current Assets	23,430	5,999

Property and equipment, net	278	278

Total Assets	$23,708	$6,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$19,662	$12,560
Loan from stockholder	30,000	60,432
Total Current Liabilities	49,662	72,992

Total Liabilities	49,662	72,992

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of July 31 and January 31, 2020	7,630	7,630
Additional paid-in-capital	91,102	23,670
Accumulated deficit	(124,686)	(98,015)
Total Stockholders’ Deficit	(25,954)	(66,715)

Total Liabilities and Stockholders’ Deficit	$23,708	$6,277

The accompanying notes are an integral part of the unaudited financial statements.

1 | Page

Arion Group Corp.

Statements of Operations

(Unaudited)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Revenue	$-	$-	$-	$6,000

Operating Expenses
General and administrative expenses	16,135	18,226	25,911	36,789
Total Operating Expenses	16,135	18,226	25,911	36,789
Loss from Operations	(16,135)	(18,226)	(25,911)	(30,789)

Loss Before Income Taxes	(16,135)	(18,226)	(25,911)	(30,789)

Provision for Income Taxes
Income tax expense	760	-	760	-

Net Loss	$(16,895)	$(18,226)	$(26,671)	$(30,789)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For The Six Months Ended July 31, 2020 and 2019

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)
Net loss for the period				$(9,776)	(9,776)
Balance as of April 30, 2020 (unaudited)	7,630,000	7,630	23,670	$(107,791)	(76,491)
Capital contribution due to forgiveness of debt from former stockholder			67,432		67,432
Net loss for the period				$(16,895)	(16,895)
Balance as of July 31, 2020 (unaudited)	7,630,000	7,630	91,102	$(124,686)	(25,954)

Balance as of January 31, 2019	7,630,000	7,630	23,670	(44,244)	(12,944)
Net loss for the period				(12,563)	(12,563)
Balance as of April 30, 2019 (unaudited)	7,630,000	7,630	23,670	(56,807)	(25,507)
Net loss for the period				(18,226)	(18,226)
Balance as of July 31, 2019 (unaudited)	7,630,000	$7,630	$23,670	$(75,033)	$(43,733)

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	6 Months Ended	6 Months Ended
	July 31, 2020	July 31, 2019
Operating Activities
Net Loss	$(26,671)	$(30,789)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	232
Changes in operating assets and liabilities
Prepaid expense	-	(10,000)
Accounts payable	7,102	15,209
Net cash used in operating activities	(19,569)	(25,348)

Financing Activities
Repayment of stockholder loan	(3,000)	-
Proceeds of loan from stockholder	40,000	20,000
Net cash provided by financing activities	37,000	20,000

Net increase (decrease) in cash and cash equivalents	$17,431	$(5,348)

Cash and cash equivalents at beginning of the period	5,999	9,090

Cash and cash equivalents at end of the period	$23,430	$3,742

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$760	$-

Significant noncash transactions:
Capital contribution due to forgiveness of debt from former stockholder	$67,432	$-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2020

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

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of September 11, 2020, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months ended July 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred an accumulated deficit of $124,686 as of July 31, 2020, and a working capital deficit in the amount of $26,232 as of July 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of July 31, 2020, the statements of operations, changes in stockholders’ deficit and cash flows for the three and six months ended July 31, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of results expected for the full year ending January 31, 2021. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at July 31, 2020 and for the six months then ended have been made.

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

During the six-month period ended July 31, 2020, the Company’s major shareholder Mr. Jay Hamilton loaned the Company $30,000 and the Company’s former shareholder Mr. Mingyong Huang loaned the Company $10,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand. On June 3, 2020, Mr. Mingyong Huang agreed to forgive $67,432 he had previously loaned to the Company. The Company has recorded the amount of loan forgiven by Mr. Mingyong Huang as capital contribution due to forgiveness of debt from former stockholder as of July 31, 2020. On July 16, 2020, the Company repaid the entire remaining balance of $3,000 to Mr. Mingyong Huang.

During the six-month period ended July 31, 2019, the Company’s former major shareholder Mr. Mingyong Huang loaned a total of $20,000 to cover the Company’s operating expenses. As of July 31, 2020 and January 31, 2020, the unpaid balances of the loan were in the amounts of $30,000 and $60,432, respectively.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of July 31, 2020, Mr. Huang does not charge the Company any fee for using the office at this time.

NOTE 5 – SUBSEQUENT EVENT

On August 20, 2020, Mr. Jay Hamilton loaned the Company $10,001. Mr. Hamilton loaned another $10,000 to the Company on August 31, 2020. Mr. Hamilton, the existing majority shareholder has agreed to loan funds to the Company when the Company’s funds are below a certain threshold. The loans are unsecured, non-interest bearing and due on demand.

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

Concurrent with change of control, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of July 31, 2020, we have not generated additional revenue since the period ending April 30, 2019, whereby $6,000 of revenue was generated from consulting services.

7 | Page

RESULTS OF OPERATIONS

As of July 31, 2020, we had total assets of $23,708 and total liabilities of $49,662. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of July 31, 2020, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended July 31, 2020 was $16,895, as compared to a net loss of $18,226 during the three-month period ended July 31, 2019.

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019

Revenue, Cost of Revenue, and Gross Profit

During the three-month period ended July 31, 2020 and July 31, 2019, we generated $0 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018.

Operating Expenses

During the three-month period ended July 31, 2020, we incurred $16,135 in general and administrative expenses compared to $18,226 in the same period of 2019, which represents a decrease in the amount of $2,091. General and administrative expenses incurred are mostly related to professional and corporate compliance services. Legal and professional fees for the three-month period ended July 31, 2020 decreased since the Company was operating on a minimal scale and did not require as much legal and professional support and services.

Our net loss for the three months ended July 31, 2020 was $16,895 which is a decrease for $1,331 compared to net loss of $18,226 for the three months ended July 31, 2019. Despite the lack of revenue generated in the three months ended July 31, 2020, the Company incurred less expenses with a decrease in all operating expenses that eliminated the decrease in revenue and resulted in a net decrease in net loss as compared to the same period ended July 31, 2019.

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

As at July 31, 2020 our current assets were $23,430 compared to $5,999 in current assets at January 31, 2020. As at July 31, 2020 our total assets were $23,708 compared to $6,277 in total assets at January 31, 2020. As at July 31, 2020, our current liabilities were $49,662, or a decrease in the amount of $23,330 (or 31.96%) compared to $72,992 as of January 31, 2020. As of July 31, 2020, we had loan from stockholder in the total amount of $30,000, or 60.41% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our shareholder.

Total stockholders’ deficit was $25,954 as of July 31, 2020, compared to $66,715 as of January 31, 2020, representing an increase in the amount of $40,761.

8 | Page

Cash Flows from Operating Activities

For the six months ended July 31, 2020, net cash used by operating activities was $19,569, consisting of net loss of $26,671 and an increase in accounts payable for $7,102.

For the six months ended July 31, 2019, net cash used by operating activities was $25,348, consisting of net loss of $30,789, a non-cash expense of depreciation of $232, an increase in prepaid expense for $10,000 and an increase in accounts payable for $15,209.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended July 31, 2020 and 2019 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2020 and 2019 were $37,000 and $20,000, respectively. We were able to borrow an additional $30,000 loan from our major shareholder during the quarter ended July 31, 2020, and $20,000 from our former major shareholder during the quarter ended July 31, 2019 to pay operating expenses.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major shareholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of July 31, 2020, we had a working capital deficit in the amount of $26,232.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six-month period ended July 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six-month period ended July 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: September 11, 2020	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: September 11, 2020	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

12 | Page