Form 10-Q
period 2020-10-31
ARION GROUP CORP.
filed 2020-12-04
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 4, 2020, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 4, 2020.

ARION GROUP CORP.

Form 10-Q

i | Page

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,362	$5,999
Prepaid expenses	239	-
Total Current Assets	17,601	5,999

Property and equipment, net	278	278

Total Assets	$17,879	$6,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,599	$12,560
Accrued expense	4,500	-
Loan from stockholder	60,001	60,432
Total Current Liabilities	67,100	72,992

Total Liabilities	67,100	72,992

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of October 31 and January 31, 2020	7,630	7,630
Additional paid-in-capital	91,102	23,670
Accumulated deficit	(147,953)	(98,015)
Total Stockholders' Deficit	(49,221)	(66,715)

Total Liabilities and Stockholders' Deficit	$17,879	$6,277

The accompanying notes are an integral part of the unaudited financial statements.

1 | Page

Arion Group Corp.

Statements of Operations

(Unaudited)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

Revenue	$-	$-	$-	$6,000

Operating Expenses
General and administrative expenses	23,267	10,232	49,178	47,021
Total Operating Expenses	23,267	10,232	49,178	47,021
Loss from Operations	(23,267)	(10,232)	(49,178)	(41,021)

Loss Before Income Taxes	(23,267)	(10,232)	(49,178)	(41,021)

Provision for Income Taxes
Income tax expense	-	-	760	-

Net Loss	$(23,267)	$(10,232)	$(49,938)	$(41,021)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

2 | Page

Arion Group Corp.

Statements of Changes in Stockholders' Deficit

For The Nine Months Ended October 31, 2020 and 2019

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)
Net loss for the period				(9,776)	(9,776)
Balance as of April 30, 2020 (unaudited)	7,630,000	$7,630	$23,670	$(107,791)	$(76,491)
Capital contribution due to forgiveness of debt from former stockholder			67,432		67,432
Net loss for the period				(16,895)	(16,895)
Balance as of July 31, 2020 (unaudited)	7,630,000	$7,630	$91,102	$(124,686)	$(25,954)
Net loss for the period				(23,267)	(23,267)
Balance as of October 31, 2020 (unaudited)	7,630,000	$7,630	$91,102	$(147,953)	$(49,221)

Balance as of January 31, 2019	7,630,000	$7,630	$23,670	$(44,244)	$(12,944)
Net loss for the period				(12,563)	(12,563)
Balance as of April 30, 2019 (unaudited)	7,630,000	$7,630	$23,670	$(56,807)	$(25,507)
Net loss for the period				(18,226)	(18,226)
Balance as of July 31, 2019 (unaudited)	7,630,000	$7,630	$23,670	$(75,033)	$(43,733)
Net loss for the period				(10,232)	(10,232)
Balance as of October 31, 2019 (unaudited)	7,630,000	$7,630	$23,670	$(85,265)	$(53,965)

The accompanying notes are an integral part of the unaudited financial statements.

3 | Page

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	9 Months Ended	9 Months Ended
	October 31, 2020	October 31, 2019
Operating Activities
Net Loss	$(49,938)	$(41,021)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	232
Changes in operating assets and liabilities
Prepaid expense	(239)	-
Accounts payable	(9,961)	3,656
Accrued expense	4,500	-
Net cash used in operating activities	(55,638)	(37,133)

Financing Activities
Repayment of stockholder loan	(3,000)	-
Proceeds of loan from stockholder	70,001	40,000
Net cash provided by financing activities	67,001	40,000

Net increase in cash and cash equivalents	$11,363	$2,867

Cash and cash equivalents at beginning of the period	5,999	9,090

Cash and cash equivalents at end of the period	$17,362	$11,957

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$760	$-

Significant noncash transactions:
Capital contribution due to forgiveness of debt from
former stockholder	$67,432	$-

The accompanying notes are an integral part of the unaudited financial statements.

4 | Page

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of December 3, 2020, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the nine months ended October 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred an accumulated deficit of $147,953 as of October 31, 2020, and a working capital deficit in the amount of $49,499 as of October 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of October 31, 2020, the statements of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended October 31, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of results expected for the full year ending January 31, 2021. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at October 31, 2020 and for the nine months then ended have been made.

It is suggested that these statements be read in conjunction with the January 31, 2020 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

5 | Page

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. The current COVID-19 pandemic and general economic environment also increase the degree of uncertainty inherent in these estimates and assumptions.

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

During the nine-month period ended October 31, 2020, the Company’s major shareholder Mr. Jay Hamilton loaned the Company $60,001 and the Company’s former shareholder Mr. Mingyong Huang loaned the Company $10,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand. On June 3, 2020, Mr. Mingyong Huang agreed to forgive $67,432 he had previously loaned to the Company. The Company has recorded the amount of loan forgiven by Mr. Mingyong Huang as capital contribution due to forgiveness of debt from former stockholder as of October 31, 2020. On July 16, 2020, the Company repaid the entire remaining balance of $3,000 to Mr. Mingyong Huang.

During the nine-month period ended October 31, 2019, the Company’s former major shareholder Mr. Mingyong Huang loaned a total of $40,000 to cover the Company’s operating expenses. As of October 31, 2020 and January 31, 2020, the unpaid balances of the loan were in the amounts of $60,001 and $60,432, respectively.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of October 31, 2020, Mr. Huang does not charge the Company any fee for using the office at this time.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of October 31, 2020, we have not generated additional revenue since the period ending April 30, 2019, whereby $6,000 of revenue was generated from consulting services.

7 | Page

RESULTS OF OPERATIONS

As of October 31, 2020, we had total assets of $17,879 and total liabilities of $67,100. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of October 31, 2020, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended October 31, 2020 was $23,267, as compared to a net loss of $10,232 during the three-month period ended October 31, 2019.

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019

Revenue, Cost of Revenue, and Gross Profit

During the three-month period ended October 31, 2020 and October 31, 2019, we generated $0 and $0 in revenue, respectively. We discontinued cedar phyto barrel business activities in the year ended January 31, 2019, following the change in control of November 21, 2018.

Operating Expenses

During the three-month period ended October 31, 2020, we incurred $23,267 in general and administrative expenses compared to $10,232 in the same period of 2019, which represents an increase in the amount of $13,035. General and administrative expenses incurred are mostly attributed to professional and corporate compliance services.

Our net loss for the three months ended October 31, 2020 was $23,267 which is a decrease for $13,035 compared to net loss of $10,232 for the three months ended October 31, 2019. Most of the operating expenses are related to legal and professional fees. Since the change of control, the Company has been planning and strategizing on its business model.

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

As at October 31, 2020 our current assets were $17,601 compared to $5,999 in current assets at January 31, 2020. As at October 31, 2020 our total assets were $17,879 compared to $6,277 in total assets at January 31, 2020. As at October 31, 2020, our current liabilities were $67,100, or a decrease in the amount of $5,892 (or 8.07%) compared to $72,992 as of January 31, 2020. As of October 31, 2020, we had loan from stockholder in the total amount of $60,001, or 89.42% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our shareholder.

Total stockholders’ deficit was $49,221 as of October 31, 2020, compared to $66,715 as of January 31, 2020, representing a decrease in the amount of $17,494.

8 | Page

Cash Flows from Operating Activities

For the nine months ended October 31, 2020, net cash used by operating activities was $55,638, consisting of net loss of $49,938, an increase in prepaid expense for $239, a decrease in accounts payable for $9,961 and an increase in accrued expense for $4,500.

For the nine months ended October 31, 2019, net cash used by operating activities was $37,133, consisting of net loss of $41,021, a non-cash expense of depreciation of $232, and an increase in accounts payable for $3,656.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended October 31, 2020 and 2019 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2020 and 2019 were $67,001 and $40,000, respectively. We were able to borrow an additional $70,001 loan from our major shareholder and former shareholder during the nine-month period ended October 31, 2020, and $40,000 from our former major shareholder during the quarter ended October 31, 2019 to pay operating expenses. On July 16, 2020, the Company repaid $3,000 of loan to the former shareholder, Mingyong Huang.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major shareholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of October 31, 2020, we had a working capital deficit in the amount of $49,499.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended October 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine-month period ended October 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

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

ARION GROUP CORP.

Dated: December 4, 2020	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: December 4, 2020	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

13 | Page