Form 10-K
period 2021-01-31
ARION GROUP CORP.
filed 2021-05-18
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-216895

ARION GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2577375	2090
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ARGC	OTC Markets

As of May 18, 2021, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 18, 2021.

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

On November 21, 2018 (the “Closing Date”), a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, the previous principal stockholder of the Company. Pursuant to the Stock Purchase Agreement dated November 21, 2018 (the “2018 SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off stockholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the 2018 SPA on November 21, 2018.

On May 5, 2020, Mr. Hui Song, a former member of the Board of Directors of the Company, resigned as a director. On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton, who becomes the Company’s majority and controlling stockholder. On June 4, 2020, Ms. Maria Itzel Torres Siegrist resigned as Secretary of the Company. In connection with the change of control as of June 17, 2020 the Board appointed Mr. Hamilton to the Company’s Board of Directors. Also, as of June 17, 2020, the Board appointed Mr. Hamilton as President/CEO and Ms. Brenda Bin Wang as CFO and Mr. Huang as Secretary. Mr. Huang remains a director of the Company.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of January 31, 2021, we have not generated additional revenue since the year ended January 31, 2020, whereby $6,000 of revenue was generated from consulting services.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

1 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located at a warehouse-office solely owned by Mr. Mingyong Huang, the Company’s Secretary and former major stockholder.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

2 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 18, 2021, 7,630,000 shares were issued and outstanding, of which 5,000,000 shares (65.53% of total issued and outstanding shares) were held by a total of (1) stockholder of record.

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

	High Bid		Low Bid
Fiscal Year Ended January 31, 2020		$1.80		$0.28
February 1 through April 30, 2020		$0.27		$0.22
May 1 through July 31, 2020		$1.50		$1.50
August 1 through October 31, 2020		$1.50		$1.50
November 1, 2020 through January 31, 2021		$1.80		$1.80
February 1 through April 30, 2021	$	[2.50]	$	[2.50]
May 1, 2021 through May 18, 2021	$		$

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

RESULTS OF OPERATIONS

As of January 31, 2021, we had total assets of $20,172 and total liabilities of $91,501. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of January 31, 2021, and for the year then ended, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the fiscal year ended January 31, 2021 was $72,046, as compared to a net loss of $53,771 during the fiscal year ended January 31, 2020.

Year ended January 31, 2021 compared to the year ended January 31, 2020

Revenue

During the year ended January 31, 2021, the Company generated $0 in consulting service revenue compared to $6,000 in consulting service revenue for the year ended January 31, 2020. There were no sales of any product in years ended January 31, 2021 and 2020.

4 | Page

Operating Expenses

During the year ended January 31, 2021, we incurred total general and administrative expenses of $71,246 which is an increase for $12,275 compared to $58,971 for the year ended January 31, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the year ended January 31, 2021 was $72,046, compared to net loss of $53,771 for the year ended January 31, 2020. The increase in net loss in the year ended January 31, 2020 in the amount of $18,275 represents a 33.99% increase over the net loss in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. This raises substantial doubt about its ability to continue as a going concern.

Our independent auditor’s report accompanying our January 31, 2021 and 2020 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

As at January 31, 2021 our current assets were $19,894 compared to $5,999 in current assets at January 31, 2020. As at January 31, 2021, our total assets were $20,172 compared to $6,277 in total assets at January 31, 2020. As at January 31, 2021, our current liabilities were $91,501, or an increase in the amount of $18,509 (or 25.36%) compared to $72,992 as of January 31, 2020. As of January 31, 2021, we had loan from stockholder in the total amount of $80,001, or 87.43% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $71,329 as of January 31, 2021, compared to $66,715 as of January 31, 2020, representing an increase in the amount of $4,614.

Cash Flows from Operating Activities

For the year ended January 31, 2021, net cash used by operating activities was $73,106, consisting of net loss of $72,046, a decrease in accounts payable of $5,560, and an increase in accrued expense of $4,500.

For the year ended January 31, 2020, net cash used by operating activities was $43,091, consisting of net loss of $53,771, depreciation expenses of $232, and an increase in accounts payable of $10,448.

Cash Flows from Investing Activities

Cash flows used in investing activities during years ended January 31, 2021 and 2020 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2021 was $87,001. We borrowed a total of $90,001 loan from our former stockholder and major stockholder for general business operations. The Company also repaid $3,000 of loan to the former stockholder during the year.

Cash flows provided by financing activities during year ended January 31, 2020 were $40,000. We borrowed a total of $40,000 loan from our former and major stockholder for general business operations.

5 | Page

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of January 31, 2021, we had a working capital deficit in the amount of $71,607.

We also intend to finance our operating expenses and business development costs with further issuances of securities and debt issuances. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

6 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Arion Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arion Group Corp. (the “Company”) as of January 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 18, 2021

ARION GROUP CORP.

BALANCE SHEETS

	January 31, 2021	January 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$19,894	$5,999
Total Current Assets	19,894	5,999

Property and equipment, net	278	278

Total Assets	$20,172	$6,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,000	$12,560
Accrued expense	4,500	-
Loan from stockholder	80,001	60,432
Total Current Liabilities	91,501	72,992

Total Liabilities	91,501	72,992

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in capital	91,102	23,670
Accumulated deficit	(170,061)	(98,015)
Total Stockholders’ Deficit	(71,329)	(66,715)

Total Liabilities and Stockholders’ Deficit	$20,172	$6,277

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	January 31, 2021	January 31, 2020
Revenue	$-	$6,000

Operating Expenses
General and administrative expenses	71,246	58,971
Total Operating Expenses	71,246	58,971
Loss from Operations	(71,246)	(52,971)

Loss Before Income Taxes	(71,246)	(52,971)

Provision for Income Taxes
Income tax expense	800	800

Net Loss	$(72,046)	$(53,771)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss per common share:
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

	Number of		Additional
	Common		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 31, 2019	7,630,000	$7,630	$23,670	$(44,244)	$(12,944)

Net loss for the year	-	-	-	(53,771)	(53,771)

Balances as of January 31, 2020	7,630,000	7,630	23,670	(98,015)	(66,715)

Capital contribution due to forgiveness of debt from former stockholder	-	-	67,432	-	67,432

Net loss for the year	-	-	-	(72,046)	(72,046)

Balances as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	January 31, 2021	January 31, 2020
Operating Activities
Net loss	$(72,046)	$(53,771)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	-	232
Changes in operating assets and liabilities
Accounts payable	(5,560)	10,448
Accrued expense	4,500	-
Net cash used in operating activities	(73,106)	(43,091)

Financing Activities
Repayment of loan from stockholder	(3,000)	-
Proceeds of loan from stockholder	90,001	40,000
Net cash provided by financing activities	87,001	40,000

Net increase (decrease) in cash and cash equivalents	$13,895	$(3,091)
Cash and cash equivalents at beginning of the year	5,999	9,090
Cash and cash equivalents at end of the year	$19,894	$5,999

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$800

Significant noncash transactions:
Capital contribution due to forgiveness of debt from former stockholder	$67,432	$-

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end.

On November 21, 2018, a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, a former principal stockholder of the Company. Pursuant to the Stock Purchase Agreement (the “SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off stockholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the SPA on November 21, 2018.

On May 5, 2020, Mr. Hui Song, a former member of the Board of Directors of the Company, resigned as a director. On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton, who becomes the Company’s majority and controlling stockholder. On June 4, 2020, Ms. Maria Itzel Torres Siegrist resigned as Secretary of the Company. In connection with the change of control as of June 17, 2020 the Board appointed Mr. Hamilton to the Company’s Board of Directors. Also, on June 17, 2020, the Board appointed Mr. Hamilton as President/CEO and Ms. Brenda Bin Wang as CFO and Mr. Huang as Secretary. Mr. Huang remains a director of the Company.

Prior to November 21, 2018, we distributed an assortment of cedar phyto barrels in the USA and Europe. The business of distribution of cedar phyto barrels was discontinued after November 21, 2018. We have classified the results of the cedar phyto barrels business as discontinued operations in our financial statements. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, as of the filling date, no definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the year ended January 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, incurred a net loss in fiscal year 2021 and has a working capital deficit as of January 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, going concern and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. The current COVID-19 pandemic and general economic environment also increase the degree of uncertainty inherent in these estimates and assumptions.

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

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company may rely on advances from related parties in support of the Company’s efforts and cash requirements until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the year ended January 31, 2021, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $80,001 and the Company’s former controlling stockholder Mr. Mingyong Huang loaned the Company $10,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand. On June 3, 2020, in connection with the sale of his shares of the Company, Mr. Huang agreed to forgive $67,432 he had previously loaned to the Company. The Company has recorded the amount of loan forgiven by Mr. Huang as capital contribution due to forgiveness of debt from former stockholder as of January 31, 2021. On July 16, 2020, the Company repaid the entire remaining balance of $3,000 to Mr. Huang. As of January 31, 2021, the total outstanding balance of loan from stockholder was $80,001.

During the year ended January 31, 2020, the Company’s major and former stockholder Mr. Mingyong Huang loaned the Company $40,000 to cover the Company’s operating expenses. As of January 31, 2020, the amount outstanding was $60,432. The loan is non-interest bearing, unsecured, and is due upon demand.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of January 31, 2021, Mr. Huang does not charge the Company any fee for using the office at this time.

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

The provision for income taxes consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2021	2020
Current
Federal	$-	$-
State	800	800
Deferred
Federal	-	-
State	-	-
Income Tax Provisions	$800	$800

The reconciliation of the difference between the Company’s statutory tax rates and effective tax rates for the years ended January 31, 2021 and 2020 consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2021	2020
Loss before Income Taxes	$(71,246)	$(52,971)
Provision for Income Taxes	800	800
Effective Tax Rate	(1.12)%	(1.51)%

Reconciliation of Statutory Tax Rates to Effective Tax Rates
Federal Statutory Rate	21.00%	21.00%
State Statutory Rate	8.84%	8.84%
Total Statutory Rates	29.84%	29.84%
Less: Valuation Allowance	(29.84)%	(29.84)%
Add: CA State Minimum Tax	(1.12)%	(1.51)%
Effective Tax Rate	(1.12)%	(1.51)%

As of January 31, 2021, the Company had net operating loss (“NOL”) carry forwards of approximately $170,870 and $169,270 for Federal and California state income tax purposes that may be available to reduce future years’ taxable income. The U.S. Congress enacted the CARES Act in March 2020 with provisions providing tax reliefs to businesses and individuals, including a new rule to allow federal NOL carryback to each of the five taxable years in which the NOL arises. As of January 31, 2021, California has temporarily suspended NOL carryback but generally allows the NOL to be carried forward for 20 years. As of January 31, 2021, all of the $170,870 of Federal NOL is carried forward indefinitely, while the $169,270 California NOL is being carried forward into the next 20 years and will start expiring on January 31, 2038 if not fully utilized. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

	Year Ended	Year Ended
	January 31	January 31
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$47,816	$27,589
Valuation allowance	(47,816)	(27,589)
Net deferred tax assets	$-	$-

NOTE 6 – SUBSEQUENT EVENT

On May 4, 2021, Mr. Jay Hamilton loaned the Company $10,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

8 | Page

We had the following material weaknesses at January 31, 2021:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Jay Hamilton 16839 Gale Ave. #210 City of Industry, California 91748	62	Director and President/CEO
Brenda Bin Wang 16839 Gale Ave. #210 City of Industry, California 91748	62	CFO
Mingyong Huang 16839 Gale Ave. #210 City of Industry, California 91748	44	Secretary
Hui Song 16839 Gale Ave. #210 City of Industry, California 91748	41	Director (resigned as of May 5, 2020)
Maria Itzel Torres Siegrist 16839 Gale Ave. #210 City of Industry, California 91748	38	Secretary (resigned as of June 4, 2020)

Each of the directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of each of Mr. Hamilton, Ms. Wang and Mr. Huang:

Jay Hamilton has been President and founder of Canbest, LLC since 2015. Mr. Hamilton autonomously invested in Yunnan Canbest Biotechnology LLC in 2017, which is a whole industry chain with hemp cultivation, extraction & manufacture. Yunnan Canbest Biotechnology LLC also has been researching Chinese medicine and developing online sales channel at city of Walnut, CA. Mr. Hamilton has Bachelor degree with major in Organic Chemistry of Guangxi University in China. Mr. Hamilton has been working in plants processing extraction & cosmetic R&D for a long time with a high reputation in the industry.

Brenda Wang was Financial Director in Kanghua Technolocy Inc, Beijing and was Financial Business Director in Shenzhen Wanke Caishe Branch. Ms. Wang had been working as Financial Director at U.S. Healthy Herbal Company since 2001. Ms. Wang has been Financial Director at U.S. Herbal Industry Group Company since 2011. Ms. Wang graduated from Beijing Jinghua Medical University.

Mingyong Huang. Since 2005, Mr. Huang has been the President and founder of Promise Logistics Corp. He is also the founder in 2012 of US Alibaba, LLC, an online sales company doing business in California. In 2016 Mr. Huang founded IDream Space, LLC, a company that operates an innovative co-working office space located in the City of Industry, California. In 2018 he founded 428 Cloverleaf, LLC, a licensed cannabis planting company located in Baldwin Parle California and in 2015 he founded the 15100 Nelson, LLC, a company that provided a platform to service the trucking industry. Mr. Huang received his bachelor’s degree from Shenyang Education College, China.

There are presently no plans or commitments with regard to such compensation or remuneration. The Company has no employee benefit plans or other compensation plans.

During the past ten years, Mr. Hamilton has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Hamilton was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

10 | Page

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Hamilton’s involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

11 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2021 regarding the ownership of our common stock by each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jay Hamilton is our officer, director, and control person as of January 31, 2021. During the year ended January 31, 2021, the Company’s major stockholder loaned the Company $80,001 to pay for operating expenses. As of January 31, 2021, the amount outstanding was $80,001. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended January 31, 2021 and 2020:

	For the Fiscal Years ended January 31
	2021	2020
Audit Fees (1)	$22,556	$20,500
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$22,556	$20,500

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees - This category consists of fees for other miscellaneous items.

12 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: May 18, 2021	By:	/s/ Jay Hamilton
Jay Hamilton, President and Chief Executive Officer

Dated: May 18, 2021	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	May 18, 2021
Jay Hamilton

14 | Page