Form 10-Q
period 2021-07-31
ARION GROUP CORP.
filed 2021-09-07
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of September 7, 2021, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 7, 2021.

ARION GROUP CORP.

Form 10-Q

i

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	July 31, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,929	$19,894
Total Current Assets	4,929	19,894

Property and equipment, net	278	278

Total Assets	$5,207	$20,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$9,599	$7,000
Accrued expense	99	4,500
Loan from stockholder	105,001	80,001
Total Current Liabilities	114,699	91,501

Total Liabilities	114,699	91,501

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of July 31 and January 31, 2021	7,630	7,630
Additional paid-in-capital	91,102	91,102
Accumulated deficit	(208,224)	(170,061)
Total Stockholders’ Deficit	(109,492)	(71,329)

Total Liabilities and Stockholders’ Deficit	$5,207	$20,172

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	24,198	16,135	37,363	25,911
Total Operating Expenses	24,198	16,135	37,363	25,911
Loss from Operations	(24,198)	(16,135)	(37,363)	(25,911)

Loss Before Income Taxes	(24,198)	(16,135)	(37,363)	(25,911)

Provision for Income Taxes
Income tax expense	800	760	800	760

Net Loss	$(24,998)	$(16,895)	$(38,163)	$(26,671)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For The Six Months Ended July 31, 2021 and 2020

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)

Net loss for the period				(13,165)	(13,165)
Balance as of April 30, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(183,226)	$(84,494)

Net loss for the period				(24,998)	(24,998)
Balance as of July 31, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(208,224)	$(109,492)

Balance as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)

Net loss for the period				(9,776)	(9,776)
Balance as of April 30, 2020 (unaudited)	7,630,000	$7,630	$23,670	$(107,791)	$(76,491)

Capital contribution due to forgiveness of debt from former shareholder			67,432		67,432

Net loss for the period				(16,895)	(16,895)
Balance as of July 31, 2020 (unaudited)	7,630,000	$7,630	$91,102	$(124,686)	$(25,954)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2021	July 31, 2020
Operating Activities
Net loss	$(38,163)	$(26,671)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	2,599	7,102
Accrued expense	(4,401)	-
Net cash used in operating activities	(39,965)	(19,569)

Financing Activities
Repayment of stockholder loan	-	(3,000)
Proceeds of loan from stockholder	25,000	40,000
Net cash provided by financing activities	25,000	37,000

Net increase (decrease) in cash and cash equivalents	$(14,965)	$17,431
Cash and cash equivalents at beginning of the period	19,894	5,999
Cash and cash equivalents at end of the period	$4,929	$23,430

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$760

Significant noncash transactions:
Capital contribution due to forgiveness of debt from former stockholder	$-	$67,432

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months ended July 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred recurring losses and had a working capital deficit as of July 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of July 31, 2021, the statements of operations, changes in stockholders’ deficit and cash flows for the three and six months ended July 31, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of results expected for the full year ending January 31, 2022. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at July 31, 2021 and for the six months then ended have been made.

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

During the six-month period ended July 31, 2021, the Company’s major shareholder Mr. Jay Hamilton loaned the Company $25,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of July 31, 2021, Mr. Huang does not charge the Company any fee for using the office at this time.

NOTE 5 – SUBSEQUENT EVENT

On August 4, 2021, Mr. Jay Hamilton loaned the Company $10,000. Mr. Hamilton, the existing majority stockholder has agreed to loan funds to the Company when the Company’s funds are below a certain threshold. The loans are unsecured, non-interest bearing and due on demand.

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

On May 5, 2020, Mr. Hui Song, a former member of the Board of Directors of the Company, resigned as a director. On June 3, 2020, Mr. Mingyong Huang entered into another Stock Purchase Agreement (the “2020 SPA”), pursuant to which Mr. Huang sold all of his 5,000,000 shares of the Company’s common stock to Mr. Jay Hamilton, who becomes the Company’s majority and controlling stockholder. On June 4, 2020, Maria Itzel Torres Siegrist resigned as Secretary of the Company. In connection with the change of control as of June 17, 2020 the Board appointed Jay Hamilton to the Company’s Board of Directors. Also, as of June 17, 2020, the Board appointed Mr. Hamilton as President/CEO and Ms. Brenda Bin Wang as CFO and Mr. Huang as Secretary. Mr. Huang remains a director of the Company.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of July 31, 2021, we have not generated additional revenue since the year ended January 31, 2021.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

RESULTS OF OPERATIONS

As of July 31, 2021, we had total assets of $5,207 and total liabilities of $114,699. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of July 31, 2021, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended July 31, 2021 was $24,998, as compared to a net loss of $16,895 during the three-month period ended July 31, 2020.

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020

Operating Expenses

During the three-month period ended July 31, 2021, we incurred $24,198 in general and administrative expenses compared to $16,135 in the same period of 2020, which represents an increase in the amount of $8,063. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three months ended July 31, 2021 was $24,998 compared to net loss of $16,895 for the three months ended July 31, 2020. The increase in net loss in the period ended July 31, 2021 in the amount of $8,103 represents a 47.96% increase over the net loss in the three-month period ended July 31, 2020.

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

As at July 31, 2021 our current assets were $4,929 compared to $19,894 in current assets at January 31, 2021. As at July 31, 2021 our total assets were $5,207 compared to $20,172 in total assets at January 31, 2021. As at July 31, 2021, our current liabilities were $114,699, or an increase in the amount of $23,198 (or 25.35%) compared to $91,501 as of January 31, 2021. As of July 31, 2021, we had loan from stockholder in the total amount of $105,001, or 91.54% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our shareholder.

Total stockholders’ deficit was $109,492 as of July 31, 2021, compared to $71,329 as of January 31, 2021, representing an increase in the amount of $38,163.

Cash Flows from Operating Activities

For the six months ended July 31, 2021, net cash used by operating activities was $39,965, consisting of net loss of $38,163, an increase in accounts payable for $2,599 and a decrease in accrued expense for $4,401.

For the six months ended July 31, 2020, net cash used by operating activities was $19,569, consisting of net loss of $26,671 and an increase in accounts payable for $7,102.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended July 31, 2021 and 2020 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2021 and 2020 were $25,000 and $37,000, respectively. We were able to borrow an additional $25,000 loan from our major stockholder during the six months ended July 31, 2021, and $37,000 during the six months ended July 31, 2020 to pay operating expenses.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of July 31, 2021, we had a working capital deficit in the amount of $109,770.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six-month period ended July 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six-month period ended July 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: September 7, 2021	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: September 7, 2021	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	September 7, 2021
Jay Hamilton