Form 10-Q
period 2021-10-31
ARION GROUP CORP.
filed 2021-12-15
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of December 15, 2021, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 15, 2021.

ARION GROUP CORP.

Form 10-Q

i

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	October 31, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,081	$19,894
Total Current Assets	3,081	19,894

Property and equipment, net	278	278

Total Assets	$3,359	$20,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,599	$7,000
Accrued expense	-	4,500
Loan from stockholder	130,001	80,001
Total Current Liabilities	132,600	91,501

Total Liabilities	132,600	91,501

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of October 31 and January 31, 2021	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(227,973)	(170,061)
Total Stockholders' Deficit	(129,241)	(71,329)

Total Liabilities and Stockholders' Deficit	$3,359	$20,172

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	19,749	23,267	57,112	49,178
Total Operating Expenses	19,749	23,267	57,112	49,178
Loss from Operations	(19,749)	(23,267)	(57,112)	(49,178)

Loss Before Income Taxes	(19,749)	(23,267)	(57,112)	(49,178)

Provision for Income Taxes
Income tax expense	-	-	800	760

Net Loss	$(19,749)	$(23,267)	$(57,912)	$(49,938)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Changes in Stockholders' Deficit

For The Nine Months Ended October 31, 2021 and 2020

	Common Stock		Additional
	Number		Paid-in	Accumulated
	of Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)
Net loss for the period	-	-	-	(13,165)	(13,165)
Balance as of April 30, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(183,226)	$(84,494)
Net loss for the period	-	-	-	(24,998)	(24,998)
Balance as of July 31, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(208,224)	$(109,492)
Net loss for the period	-	-	-	(19,749)	(19,749)
Balance as of October 31, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(227,973)	$(129,241)

Balance as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)
Net loss for the period	-	-	-	(9,776)	(9,776)
Balance as of April 30, 2020 (unaudited)	7,630,000	$7,630	$23,670	$(107,791)	$(76,491)
Capital contribution due to forgiveness of debt from former stockholder	-	-	67,432	-	67,432
Net loss for the period				(16,895)	(16,895)
Balance as of July 31, 2020 (unaudited)	7,630,000	$7,630	$91,102	$(124,686)	$(25,954)
Net loss for the period	-	-	-	(23,267)	(23,267)
Balance as of October 31, 2020 (unaudited)	7,630,000	$7,630	$91,102	$(147,953)	$(49,221)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2021	October 31, 2020
Operating Activities
Net loss	$(57,912)	$(49,938)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expense	-	(239)
Accounts payable	(4,401)	(9,961)
Accrued expense	(4,500)	4,500
Net cash used in operating activities	(66,813)	(55,638)

Financing Activities
Repayment of stockholder loan	-	(3,000)
Proceeds of loan from stockholder	50,000	70,001
Net cash provided by financing activities	50,000	67,001

Net increase (decrease) in cash and cash equivalents	$(16,813)	$11,363

Cash and cash equivalents at beginning of the period	19,894	5,999

Cash and cash equivalents at end of the period	$3,081	$17,362

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$760

Significant noncash transactions:
Capital contribution due to forgiveness of debt from
former stockholder	$-	$67,432

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the nine months ended October 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, has incurred recurring losses and had a working capital deficit as of October 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of October 31, 2021, the statements of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended October 31, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of results expected for the full year ending January 31, 2022. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at October 31, 2021 and for the nine months then ended have been made.

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

During the nine-month period ended October 31, 2021, the Company’s major shareholder Mr. Jay Hamilton loaned the Company $50,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of October 31, 2021, Mr. Huang does not charge the Company any fee for using the office at this time.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of October 31, 2021, we have not generated additional revenue since the year ended January 31, 2021.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

RESULTS OF OPERATIONS

As of October 31, 2021, we had total assets of $3,359 and total liabilities of $132,600. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of October 31, 2021, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended October 31, 2021 was $19,749, as compared to a net loss of $23,267 during the three-month period ended October 31, 2020.

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020

Operating Expenses

During the three-month period ended October 31, 2021, we incurred $19,749 in general and administrative expenses compared to $23,267 in the same period of 2020, which represents a decrease in the amount of $3,518. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three months ended October 31, 2021 was $19,749 compared to net loss of $23,267 for the three months ended October 31, 2020. The decrease in net loss in the period ended October 31, 2021 in the amount of $3,518 represents a 15.12% decrease over the net loss in the three-month period ended October 31, 2020.

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

As at October 31, 2021 our current assets were $3,081 compared to $19,894 in current assets at January 31, 2021. As at October 31, 2021 our total assets were $3,359 compared to $20,172 in total assets at January 31, 2021. As at October 31, 2021, our current liabilities were $132,600, or an increase in the amount of $41,099 (or 44.92%) compared to $91,501 as of January 31, 2021. As of October 31, 2021, we had loan from stockholder in the total amount of $130,001, or 98.04% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $129,241 as of October 31, 2021, compared to $71,329 as of January 31, 2021, representing an increase in the amount of $57,912.

Cash Flows from Operating Activities

For the nine months ended October 31, 2021, net cash used by operating activities was $66,813, consisting of net loss of $57,912, a decrease in accounts payable for $4,401 and a decrease in accrued expense for $4,500.

For the nine months ended October 31, 2020, net cash used by operating activities was $55,638, consisting of net loss of $49,938, an increase in prepaid expense for $239, a decrease in accounts payable for $9,961 and an increase in accrued expense for $4,500.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended October 31, 2021 and 2020 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2021 and 2020 were $50,000 and $67,001, respectively. We were able to borrow an additional $50,000 loan from our major stockholder during the nine months ended October 31, 2021, and $70,001 loan from our major stockholder and former stockholder during the nine months ended October 31, 2020 to pay operating expenses. On July 16, 2020, the Company repaid $3,000 of loan to the former stockholder, Mingyong Huang.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of October 31, 2021, we had a working capital deficit in the amount of $129,519.

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

At this time, it is difficult to predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on uncertain future developments, including the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. The Company’s plan of conducting new businesses might be delayed and the effect of the outbreak may not be fully reflected in our operating results until future periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended October 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine-month period ended October 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: December 15, 2021	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: December 15, 2021	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	December 15, 2021
Jay Hamilton