Form 10-K
period 2022-01-31
ARION GROUP CORP.
filed 2022-05-18
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ARGC	OTC Markets

As of July 30, 2021, the last business day of our most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$5,260,000.

As of May 18, 2022, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 18, 2022.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of January 31, 2022, we have not generated additional revenue since the year ended January 31, 2020, whereby $6,000 of revenue was generated from consulting services.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located at a warehouse-office solely owned by Mr. Mingyong Huang, the Company’s Secretary and former major stockholder. The office is provided at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 18, 2022, 7,630,000 shares were issued and outstanding, of which 5,000,000 shares (65.53% of total issued and outstanding shares) were held by a total of (1) stockholder of record.

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

	High Bid	Low Bid
Fiscal Year Ended January 31, 2021	$1.80	$1.80
February 1 through April 30, 2021	$2.50	$2.50
May 1 through July 31, 2021	$2.00	$2.00
August 1 through October 31, 2021	$1.01	$1.01
November 1, 2021 through January 31, 2022	$2.70	$2.70
February 1 through April 30, 2022	*	*
May 1, 2022 through May 18, 2022	*	*

*There is no established trading market due to limited and sporadic quotations.

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

ITEM 6. [RESERVED].

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

RESULTS OF OPERATIONS

As of January 31, 2022, we had total assets of $4,141 and total liabilities of $148,100. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of January 31, 2022, and for the year then ended, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the fiscal year ended January 31, 2022 was $72,630, as compared to a net loss of $72,046 during the fiscal year ended January 31, 2021.

Year ended January 31, 2022 compared to the year ended January 31, 2021

Revenue

During the years ended January 31, 2021 and 2022, the Company did not have any sales of product nor generate any revenue.

Operating Expenses

During the year ended January 31, 2022, we incurred total general and administrative expenses of $71,830 which is an increase for $584 compared to $71,246 for the year ended January 31, 2021. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the year ended January 31, 2022 was $72,630, compared to net loss of $72,046 for the year ended January 31, 2021. The increase in net loss in the year ended January 31, 2021 in the amount of $584 represents a 0.81% increase over the net loss in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. This raises substantial doubt about its ability to continue as a going concern.

Our independent auditor’s report accompanying our January 31, 2022 and 2021 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

As of January 31, 2022 our current assets were $3,863 compared to $19,894 in current assets at January 31, 2021. As of January 31, 2022, our total assets were $4,141 compared to $20,172 in total assets at January 31, 2021. As of January 31, 2022, our current liabilities were $148,100, or an increase in the amount of $56,599 (or 61.86%) compared to $91,501 as of January 31, 2021. As of January 31, 2022, we had loan from stockholder in the total amount of $141,001, or 95.21% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $143,959 as of January 31, 2022, compared to $71,329 as of January 31, 2021, representing an increase in the amount of $72,630.

Cash Flows from Operating Activities

For the year ended January 31, 2022, net cash used by operating activities was $77,031, consisting of net loss of $72,630, and a decrease in accounts payable of $4,401.

For the year ended January 31, 2021, net cash used by operating activities was $73,106, consisting of net loss of $72,046, a decrease in accounts payable of $5,560, and an increase in accounts payable of $4,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during years ended January 31, 2022 and 2021 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2022 was $61,000. We borrowed a total of $61,000 loan from our major stockholder for general business operations.

Cash flows provided by financing activities during the year ended January 31, 2021 was $87,001. We borrowed a total of $90,001 loan from our former stockholder and major stockholder for general business operations. The Company also repaid $3,000 of loan to the former stockholder during the year.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of January 31, 2022, we had a working capital deficit in the amount of $144,237.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Arion Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arion Group Corp. (the “Company”) as of January 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 18, 2022

Arion Group Corp.

Balance Sheets

	January 31, 2022	January 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$3,863	$19,894
Total Current Assets	3,863	19,894

Property and equipment, net	278	278

Total Assets	$4,141	$20,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,599	$7,000
Accrued expense	4,500	4,500
Loan from stockholder	141,001	80,001
Total Current Liabilities	148,100	91,501

Total Liabilities	148,100	91,501

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(242,691)	(170,061)
Total Stockholders’ Deficit	(143,959)	(71,329)

Total Liabilities and Stockholders’ Deficit	$4,141	$20,172

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Operations

	Year Ended	Year Ended
	January 31, 2022	January 31, 2021

Revenue	$-	$-

Operating Expenses
General and administrative expenses	71,830	71,246
Total Operating Expenses	71,830	71,246
Loss from Operations	(71,830)	(71,246)

Loss Before Income Taxes	(71,830)	(71,246)

Provision for Income Taxes
Income tax expense	800	800

Net Loss	$(72,630)	$(72,046)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2022 and 2021

	Number of		Additional
	Common		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 31, 2020	7,630,000	$7,630	$23,670	$(98,015)	$(66,715)
Capital contribution due to forgiveness of debt from former stockholder	-	-	67,432	-	67,432
Net loss for the year	-	-	-	(72,046)	(72,046)
Balances as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)
Net loss for the year	-	-	-	(72,630)	(72,630)
Balances as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	$(143,959)

The accompanying notes are an integral part of these financial statements.

Arion Group Corp.

Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2022	January 31, 2021
Operating Activities
Net loss	$(72,630)	$(72,046)

Changes in operating assets and liabilities:
Accounts payable	(4,401)	(5,560)
Accrued expense	-	4,500
Net cash used in operating activities	(77,031)	(73,106)

Financing Activities
Repayment of loan from stockholder	-	(3,000)
Proceeds of loan from stockholder	61,000	90,001
Net cash provided by financing activities	61,000	87,001

Net increase (decrease) in cash and cash equivalents	$(16,031)	$13,895

Cash and cash equivalents at beginning of the year	19,894	5,999

Cash and cash equivalents at end of the year	$3,863	$19,894

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$800

Significant noncash transactions:
Capital contribution due to forgiveness of debt from
former stockholder	$-	$67,432

The accompanying notes are an integral part of these financial statements.

ARION GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2022 AND 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the year ended January 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, incurred a net loss in fiscal year 2022 and has a working capital deficit as of January 31, 2022. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the year.

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

During the year ended January 31, 2022, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $61,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of January 31, 2022, the total outstanding balance of loan from stockholder was $141,001.

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

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of January 31, 2022, Mr. Huang does not charge the Company any fee for using the office at this time.

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

The provision for income taxes consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2022	2021
Current
Federal	$-	$-
State	800	800
Deferred
Federal	-	-
State	-	-
Income Tax Provisions	$800	$800

The reconciliation of the difference between the Company’s statutory tax rates and effective tax rates for the years ended January 31, 2022 and 2021 consists of the following:

	Year Ended	Year Ended
	January 31	January 31
	2022	2021
Loss before Income Taxes	$(71,830)	$(71,246)
Provision for Income Taxes	800	800
Effective Tax Rate	(1.11)%	(1.12)%

Reconciliation of Statutory Tax Rates to Effective Tax Rates
Federal Statutory Rate	21.00%	21.00%
State Statutory Rate	8.84%	8.84%
Total Statutory Rates	29.84%	29.84%
Less: Valuation Allowance	(29.84)%	(29.84)%
Add: CA State Minimum Tax	(1.11)%	(1.12)%
Effective Tax Rate	(1.11)%	(1.12)%

As of January 31, 2022, the Company had net operating loss (“NOL”) carry forwards of approximately $243,541 and $241,141 for Federal and California state income tax purposes that may be available to reduce future years’ taxable income. The U.S. Congress enacted the CARES Act in March 2020 with provisions providing tax reliefs to businesses and individuals, including a new rule to allow federal NOL carryback to each of the five taxable years in which the NOL arises. As of January 31, 2022, California has temporarily suspended NOL carryback but generally allows the NOL to be carried forward for 20 years. As of January 31, 2022, all of the $243,541 of Federal NOL is carried forward indefinitely, while the $241,141 California NOL is being carried forward into the next 20 years and will start expiring on January 31, 2039 if not fully utilized. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

	Year Ended	Year Ended
	January 31	January 31
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$68,152	$47,816
Valuation allowance	(68,152)	(47,816)
Net deferred tax assets	$-	$-

NOTE 6 – SUBSEQUENT EVENT

In March and May 2022, Mr. Jay Hamilton loaned the Company a total  of $31,999  to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below.

Management’s Reports on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had the following material weaknesses at January 31, 2022:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Jay Hamilton 16839 Gale Ave. #210 City of Industry, California 91748	63	Director and President/CEO
Brenda Bin Wang 16839 Gale Ave. #210 City of Industry, California 91748	63	CFO
Mingyong Huang 16839 Gale Ave. #210 City of Industry, California 91748	45	Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

We made no payments for compensation disclosable under Item 402(n) of Regulation S-K, 17 CFR § 229.402(n) during the fiscal years ended January 31, 2022, 2021 and 2020  to any person serving as our principal executive officer (“PEO”), or any person serving as our principal financial officer (“PFO”). Nor did we make any such payments to the two most highly compensated executive officers other than our PEO and PFO. Accordingly, the table described under item 402(n) is omitted as inapplicable pursuant to Item 402(m)(4).

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2022 regarding the ownership of our common stock by each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jay Hamilton is our officer, director, and control person as of January 31, 2022. During the year ended January 31, 2022, the Company’s major stockholder loaned the Company $61,000 to pay for operating expenses. As of January 31, 2022, the amount outstanding was $141,001. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended January 31, 2022 and 2021:

	For the Fiscal Years ended January 31
	2022	2021
Audit Fees (1)	$25,534	$22,556
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$25,534	$22,556

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: May 18, 2022	By:	/s/ Jay Hamilton
Jay Hamilton, President and Chief Executive Officer

Dated: May 18, 2022	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	May 18, 2022
Jay Hamilton