Form 10-Q
period 2022-04-30
ARION GROUP CORP.
filed 2022-06-21
CIK 1698702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 21, 2022, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 21, 2022.

ARION GROUP CORP.

Form 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	April 30, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$648	$3,863
Total Current Assets	648	3,863

Property and equipment, net	278	278

Total Assets	$926	$4,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$5,099	$2,599
Accrued expense	-	4,500
Loan from stockholder	161,001	141,001
Total Current Liabilities	166,100	148,100

Total Liabilities	166,100	148,100

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of April 30 and January 31, 2022	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(263,906)	(242,691)
Total Stockholders’ Deficit	(165,174)	(143,959)

Total Liabilities and Stockholders’ Deficit	$926	$4,141

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021

Revenue	$-	$-

Operating Expenses
General and administrative expenses	21,215	13,165
Total Operating Expenses	21,215	13,165
Loss from Operations	(21,215)	(13,165)

Loss Before Income Taxes	(21,215)	(13,165)

Provision for Income Taxes
Income tax expense	-	-

Net Loss	$(21,215)	$(13,165)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)
Net loss for the period	-	-	-	(13,165)	(13,165)
Balance as of April 30, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(183,226)	$(84,494)
Balance as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	$(143,959)
Net loss for the period	-	-	-	(21,215)	(21,215)
Balance as of April 30, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(263,906)	$(165,174)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2022	April 30, 2021
Operating Activities
Net loss	$(21,215)	$(13,165)

Changes in operating assets and liabilities
Accounts payable	2,500	174
Accrued expense	(4,500)	-
Net cash used in operating activities	(23,215)	(12,991)

Financing Activities
Proceeds of loan from stockholder	20,000	-
Net cash provided by financing activities	20,000	-

Net decrease in cash and cash equivalents	$(3,215)	$(12,991)

Cash and equivalents at beginning of the period	3,863	19,894

Cash and equivalents at end of the period	$648	$6,903

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2022

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended April 30, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and incurred recurring losses and had a working capital deficit as of April 30, 2022. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of April 30, 2022, the statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended April 30, 2022, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of results expected for the full year ending January 31, 2023. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at April 30, 2022 and for the three months then ended have been made.

It is suggested that these statements be read in conjunction with the January 31, 2022 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

During the three-month period ended April 30, 2022, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $20,000 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand. During the three-month period ended April 30, 2021, there was no loan from stockholder to cover the Company’s operating expenses. As of April 30, 2022 and January 31, 2022, the unpaid balances of the loan to stockholder were $161,001 and $141,001, respectively.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of April 30, 2022, Mr. Huang does not charge the Company any fee for using the office at this time.

NOTE 5 – SUBSEQUENT EVENT

In May 2022, Mr. Jay Hamilton loaned the Company in total of $11,999 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

RESULTS OF OPERATIONS

As of April 30, 2022, we had total assets of $926 and total liabilities of $166,100. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of April 30, 2022, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended April 30, 2022 was $21,215, as compared to a net loss of $13,165 during the three-month period ended April 30, 2021.

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021

Operating Expenses

During the three-month period ended April 30, 2022, we incurred $21,215 in general and administrative expenses compared to $13,165 in the same period of 2021, which represents an increase in the amount of $8,050. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three-month period ended April 30, 2022 was $21,215 compared to net loss of $13,165 for the three-month period ended April 30, 2021. The increase in net loss in the period ended April 30, 2022 in the amount of $8,050 represents a 61.15% increase over the net loss in the three-month period ended April 30, 2021.

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

As of April 30, 2022 our current assets were $648 compared to $3,863 in current assets at January 31, 2022. As of April 30, 2022 our total assets were $926 compared to $4,141 in total assets at January 31, 2022. As of April 30, 2022, our current liabilities were $166,100, or an increase in the amount of $18,000 (or 12.15%) compared to $148,100 as of January 31, 2022. As of April 30, 2022, we had loan from stockholder in the total amount of $161,001, or 96.93% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $165,174 as of April 30, 2022, compared to $143,959 as of January 31, 2022, representing an increase in the amount of $21,215.

Cash Flows from Operating Activities

For the three months ended April 30, 2022, net cash used by operating activities was $23,215, consisting of net loss of $21,215, an increase in accounts payable for $2,500 and a decrease in accrued expense for $4,500.

For the three months ended April 30, 2021, net cash used by operating activities was $12,991, consisting of net loss of $13,165 and an increase in accounts payable for $174.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended April 30, 2022 and 2021 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three months ended April 30, 2022 and 2021 were $20,000 and $0, respectively. We were able to borrow an additional $20,000 loan from our major stockholder in the quarter ended April 30, 2022 to pay operating expenses while we did not borrow any loan from stockholder during the quarter ended April 30, 2021.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of April 30, 2022, we had a working capital deficit in the amount of $165,452.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended April 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three-month period ended April 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARION GROUP CORP.

Dated: June 21, 2022	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: June 21, 2022	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	June 21, 2022
Jay Hamilton