Form 10-Q
period 2022-07-31
ARION GROUP CORP.
filed 2022-09-07
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 7, 2022, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 7, 2022.

ARION GROUP CORP.

Form 10-Q

i

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Arion Group Corp.

Balance Sheets

	July 31, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,894	$3,863
Total Current Assets	4,894	3,863

Property and equipment, net	278	278

Total Assets	$5,172	$4,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,099	$2,599
Accrued expense	-	4,500
Loan from stockholder	190,501	141,001
Total Current Liabilities	197,600	148,100

Total Liabilities	197,600	148,100

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of July 31 and January 31, 2022	7,630	7,630
Additional paid-in-capital	91,102	91,102
Accumulated deficit	(291,160)	(242,691)
Total Stockholders’ Deficit	(192,428)	(143,959)

Total Liabilities and Stockholders’ Deficit	$5,172	$4,141

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	26,454	24,198	47,669	37,363
Total Operating Expenses	26,454	24,198	47,669	37,363
Loss from Operations	(26,454)	(24,198)	(47,669)	(37,363)

Loss Before Income Taxes	(26,454)	(24,198)	(47,669)	(37,363)

Provision for Income Taxes
Income tax expense	800	800	800	800

Net Loss	$(27,254)	$(24,998)	$(48,469)	$(38,163)

Weighted average number of common shares outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For The Six Months Ended July 31, 2022 and 2021

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	$(143,959)
Net loss for the period				(21,215)	(21,215)
Balance as of April 30, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(263,906)	$(165,174)
Net loss for the period				(27,254)	(27,254)
Balance as of July 31, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(291,160)	$(192,428)

Balance as of January 31, 2021	7,630,000	$7,630	$91,102	$(170,061)	$(71,329)
Net loss for the period				(13,165)	(13,165)
Balance as of April 30, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(183,226)	$(84,494)
Net loss for the period				(24,998)	(24,998)
Balance as of July 31, 2021 (unaudited)	7,630,000	$7,630	$91,102	$(208,224)	$(109,492)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2022	July 31, 2021
Operating Activities
Net Loss	$(48,469)	$(38,163)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	4,500	2,599
Accrued expense	(4,500)	(4,401)
Net cash used in operating activities	(48,469)	(39,965)

Financing Activities
Proceeds of loan from stockholder	49,500	25,000
Net cash provided by financing activities	49,500	25,000

Net increase (decrease) in cash and cash equivalents	$1,031	$(14,965)

Cash and cash equivalents at beginning of the period	3,863	19,894

Cash and cash equivalents at end of the period	$4,894	$4,929

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$800

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

ARION GROUP CORP. (“we”, “our”, the “Company”) is a corporation established under the corporation laws in the State of Nevada on November 7, 2016. The Company has adopted January 31 as its fiscal year end.

On November 21, 2018, a change in control of the Company occurred, pursuant to which Mr. Mingyong Huang acquired a total of 5,000,000 shares of the Company’s common stock (or approximately 65.53% of the total issued and outstanding shares of the Company as of the date of acquisition) from Ms. Nataliia Kriukova, a former principal stockholder of the Company. Pursuant to the Stock Purchase Agreement (the “SPA”) and other related agreements, Ms. Kriukova resigned from all management and Board positions. The Company also paid off the stockholder loan owed to Ms. Kriukova in the amount of $2,663 with cash and inventory on hand pursuant to the SPA on November 21, 2018.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the six months ended July 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and incurred recurring losses and had a working capital deficit as of July 31, 2022. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of July 31, 2022, the statements of operations, changes in stockholders’ deficit and cash flows for the three and six months ended July 31, 2022 and 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of results expected for the full year ending January 31, 2023. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at July 31, 2022 and for the six months then ended have been made.

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

During the six-month period ended July 31, 2022, the Company’s major stockholder Mr. Jay Hamilton loaned the Company $49,500 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

During the six-month period ended July 31, 2021, the Company’s major stockholder Mr. Jay Hamilton loaned the Company $25,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

The Company’s office at 16839 Gale Ave., #210, City of Industry, CA 91745 is a warehouse-office solely owned by Mr. Mingyong Huang. Given that the Company had only minimal operations as of July 31, 2022, Mr. Huang does not charge the Company any fee for using the office at this time.

NOTE 5 – SUBSEQUENT EVENT

On August 22, 2022, Mr. Jay Hamilton loaned the Company $6,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. However, as of July 31, 2022, we have not generated additional revenue since the year ended January 31, 2020.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

RESULTS OF OPERATIONS

As of July 31, 2022, we had total assets of $5,172 and total liabilities of $197,600. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. As of July 31, 2022, we have not entered into any definitive agreement in connection with the business plan. Our net loss for the three-month period ended July 31, 2022 was $27,254, as compared to a net loss of $24,998 during the three-month period ended July 31, 2021.

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021

Operating Expenses

During the three-month period ended July 31, 2022, we incurred $26,454 in general and administrative expenses compared to $24,198 in the same period of 2021, which represents an increase in the amount of $2,256. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three months ended July 31, 2022 was $27,254 compared to net loss of $24,998 for the three months ended July 31, 2021. The increase in net loss in the period ended July 31, 2022 in the amount of $2,256 represents an 9.02% increase over the net loss in the three-month period ended July 31, 2022.

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

As of July 31, 2022 our current assets were $4,894 compared to $3,863 in current assets at January 31, 2022. As of July 31, 2022 our total assets were $5,172 compared to $4,141 in total assets at January 31, 2022. As of July 31, 2022, our current liabilities were $197,600, or an increase in the amount of $49,500 (or 35.11%) compared to $148,100 as of January 31, 2022. As of July 31, 2022, we had loan from stockholder in the total amount of $190,501, or 96.41% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $192,428 as of July 31, 2022, compared to $143,959 as of January 31, 2022, representing an increase in the amount of $48,469.

Cash Flows from Operating Activities

For the six months ended July 31, 2022, net cash used by operating activities was $48,469, consisting of net loss of $48,469, an increase in accounts payable for $4,500 and a decrease in accrued expense for $4,500.

For the six months ended July 31, 2021, net cash used by operating activities was $39,965, consisting of net loss of $38,163, an increase in accounts payable for $2,599 and a decrease in accrued expense for $4,401.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended July 31, 2022 and 2021 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2022 and 2021 were $49,500 and $25,000, respectively. We were able to borrow an additional $49,500 loan from our major stockholder during the six months ended July 31, 2022, and $25,000 during the six months ended July 31, 2021 to pay operating expenses.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of July 31, 2022, we had a working capital deficit in the amount of $192,706.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six-month period ended July 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six-month period ended July 31, 2022.

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

ARION GROUP CORP.

Dated: September 7, 2022	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: September 7, 2022	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	September 7, 2022
Jay Hamilton