Form 10-Q
period 2023-04-30
ARION GROUP CORP.
filed 2023-06-22
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 22, 2023, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 22, 2023.

ARION GROUP CORP.

Form 10-Q

i

Arion Group Corp.

Balance Sheets

	April 30, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,708	$21,547
Advance to supplier	29,077	9,077
Security deposit	3,000	3,000
Total Current Assets	43,785	33,624

Property and equipment, net	278	278

Total Assets	$44,063	$33,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$12,798	$-
Loan from stockholder	291,784	259,784
Total Current Liabilities	304,582	259,784

Total Liabilities	304,582	259,784

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of April 30 and January 31, 2023	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(359,251)	(324,614)
Total Stockholders’ Deficit	(260,519)	(225,882)

Total Liabilities and Stockholders’ Deficit	$44,063	$33,902

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022

Revenue	$-	$-

Operating Expenses
General and administrative expenses	34,637	21,215
Total Operating Expenses	34,637	21,215
Loss from Operations	(34,637)	(21,215)

Loss Before Income Taxes	(34,637)	(21,215)

Provision for Income Taxes
Income tax expense	-	-

Net Loss	$(34,637)	$(21,215)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	7,630,000

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	(143,959)
Net loss for the period	-	-	-	(21,215)	(21,215)
Balance as of April 30, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(263,906)	$(165,174)
Balance as of January 31, 2023	7,630,000	$7,630	$91,102	$(324,614)	$(225,882)
Net loss for the period	-	-	-	(34,637)	(34,637)
Balance as of April 30, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(359,251)	$(260,519)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2023	April 30, 2022
Operating Activities
Net loss	$(34,637)	$(21,215)
Changes in operating assets and liabilities
Accounts payable	12,798	2,500
Accrued expense	-	(4,500)
Advance to supplier	(20,000)	-
Net cash used in operating activities	(41,839)	(23,215)

Financing Activities
Proceeds of loan from stockholder	32,000	20,000
Net cash provided by financing activities	32,000	20,000

Net decrease in cash and cash equivalents	$(9,839)	$(3,215)

Cash and equivalents at beginning of the period	21,547	3,863

Cash and equivalents at end of the period	$11,708	$648

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2023

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended April 30, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and incurred recurring losses and had a working capital deficit as of April 30, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of April 30, 2023, the statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended April 30, 2023 and 2022 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of results expected for the full year ending January 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at April 30, 2023 and for the three months then ended have been made.

It is suggested that these statements be read in conjunction with the January 31, 2023 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

During the three-month period ended April 30, 2023, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $32,000 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand. During the three-month period ended April 30, 2022, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $20,000 to cover the Company’s operating expenses. As of April 30, 2023 and January 31, 2023, the unpaid balances of the loan to stockholder were $291,784 and $259,784, respectively.

The Company has ceased operations and use of the prior office at 16839 Gale Ave., #210, City of Industry, CA 91745 which was solely owned by Mr. Mingyong Huang. The lease ended on November 30, 2022.

NOTE 5 – SUBSEQUENT EVENT

In May and June 2023, Mr. Jay Hamilton loaned the Company a total of $55,000 to cover the Company’s operating expenses. The loans are unsecured, non-interest bearing and due on demand.

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

RESULTS OF OPERATIONS

As of April 30, 2023, we had total assets of $44,063 and total liabilities of $304,582. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. On November 18, 2022, we entered into an agreement with Bio Essence Health Science and EZ Field Inc to develop cosmetic products and health supplements. We also established distribution channels through Alta Health Supplies Inc, Tak Ye International Inc and Xin Shi Dai Express. We have generated $20,818 of sales from distribution services since the inception of this business plan. Our net loss for the three-month period ended April 30, 2023 was $34,637, as compared to a net loss of $21,215 during the three-month period ended April 30, 2022.

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022

Operating Expenses

During the three-month period ended April 30, 2023, we incurred $34,637 in general and administrative expenses compared to $21,215 in the same period of 2022, which represents an increase in the amount of $13,422. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three-month period ended April 30, 2023 was $34,637 compared to net loss of $21,215 for the three-month period ended April 30, 2022. The increase in net loss in the period ended April 30, 2023 in the amount of $13,422 represents a 63.27% increase over the net loss in the three-month period ended April 30, 2022.

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

As of April 30, 2023 our current assets were $43,785 compared to $33,624 in current assets as of January 31, 2023. As of April 30, 2023 our total assets were $44,063 compared to $33,902 in total assets as of January 31, 2023. As of April 30, 2023, our current liabilities were $304,582, or an increase in the amount of $44,798 (or 17.24%) compared to $259,784 as of January 31, 2023. As of April 30, 2023, we had loan from stockholder in the total amount of $291,784, or 95.8% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

Total stockholders’ deficit was $260,519 as of April 30, 2023, compared to $225,882 as of January 31, 2023, representing an increase in the amount of $34,637.

Cash Flows from Operating Activities

For the three months ended April 30, 2023, net cash used by operating activities was $41,839, consisting of net loss of $34,637, a decrease in advance to supplier for $20,000 and an increase in accounts payable for $12,798.

For the three months ended April 30, 2022, net cash used by operating activities was $23,215, consisting of net loss of $21,215, an increase in accounts payable for $2,500 and a decrease in accrued expense for $4,500.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended April 30, 2023 and 2022 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three months ended April 30, 2023 and 2022 were $32,000 and $20,000 respectively. We were able to borrow an additional $32,000 loan from our major stockholder in the quarter ended April 30, 2023 to pay operating expenses. We were able to borrow an additional $20,000 loan from our major stockholder in the quarter ended April 30, 2022 to pay operating expenses.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of April 30, 2023, we had a working capital deficit in the amount of $260,797.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended April 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three-month period ended April 30, 2023.

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

ARION GROUP CORP.

Dated: June 22, 2023	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: June 22, 2023	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	June 22, 2023
Jay Hamilton