Form 10-Q
period 2023-07-31
ARION GROUP CORP.
filed 2023-09-20
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	ARGC	OTC Markets

As of September 20, 2023, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 20, 2023.

ARION GROUP CORP.

Form 10-Q

i

Arion Group Corp.

Balance Sheets

	July 31, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$21,547
Accounts receivable	55,000	-
Advance to supplier	-	9,077
Inventory	37,557	-
Prepaid expense	6,000	-
Security deposit	3,000	3,000
Total Current Assets	101,557	33,624

Property and equipment, net	278	278

Total Assets	$101,835	$33,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,026	$-
Accounts payable	21,179	-
Loan from stockholder	346,784	259,784
Total Current Liabilities	368,989	259,784

Total Liabilities	368,989	259,784

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of July 31 and January 31, 2023	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(365,886)	(324,614)
Total Stockholders’ Deficit	(267,154)	(225,882)

Total Liabilities and Stockholders’ Deficit	$101,835	$33,902

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022	Six Months Ended July 31, 2023	Six Months Ended July 31, 2022

Revenue	$83,000	$-	$83,000	$-
Cost of Goods Sold	43,521	-	43,521	-
Gross Profit	39,479	-	39,479	-

Operating Expenses
General and administrative expenses	45,314	26,454	79,951	47,669
Total Operating Expenses	45,314	26,454	79,951	47,669
Loss from Operations	(5,835)	(26,454)	(40,472)	(47,669)

Loss Before Income Taxes	(5,835)	(26,454)	(40,472)	(47,669)

Provision for Income Taxes
Income tax expense	800	800	800	800

Net Loss	$(6,635)	$(27,254)	$(41,272)	$(48,469)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JULY 31, 2023 AND 2022

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2023	7,630,000	$7,630	$91,102	$(324,614)	$(225,882)
Net loss for the period				(34,637)	(34,637)
Balance as of April 30, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(359,251)	$(260,519)
Net loss for the period				(6,635)	(6,635)
Balance as of July 31, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(365,886)	$(267,154)

Balance as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	$(143,959)
Net loss for the period				(21,215)	(21,215)
Balance as of April 30, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(263,906)	$(165,174)
Net loss for the period				(27,254)	(27,254)
Balance as of July 31, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(291,160)	$(192,428)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2023	July 31, 2022
Operating Activities
Net loss	$(41,272)	$(48,469)
Changes in operating assets and liabilities
Accounts receivable	(55,000)	-
Accounts payable	21,179	4,500
Accrued expense	-	(4,500)
Advance to supplier	9,077	-
Inventory	(37,557)	-
Prepaid expense	(6,000)	-
Net cash used in operating activities	(109,573)	(48,469)

Financing Activities
Bank overdraft	1,026	-
Proceeds of loan from stockholder	87,000	49,500
Net cash provided by financing activities	88,026	49,500

Net increase (decrease) in cash and cash equivalents	$(21,547)	$1,031

Cash and equivalents at beginning of the period	21,547	3,863

Cash and equivalents at end of the period	$-	$4,894

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$800

The accompanying notes are an integral part of the unaudited financial statements.

ARION GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

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

On November 1, 2022 and November 4, 2022, the Company entered into an agreement with EZ Field Inc and Alta Health Supplies Inc respectively. The agreements set forth the exclusive terms and conditions for the Company to acquire and sell health supplements from and to these parties. On November 18, 2022, we entered into an agreement with Bio Essence Health Science to develop cosmetic products and health supplements. We also established distribution channels through Tak Ye International Inc and Xin Shi Dai Express. We have generated $103,818 of sales from distribution services since the inception of this business plan.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended July 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and incurred recurring losses and had a working capital deficit as of July 31, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of July 31, 2023, the statements of operations, changes in stockholders’ deficit and cash flows for the three and six months ended July 31, 2023 and 2022 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of results expected for the full year ending January 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at July 31, 2023 and for the six months then ended have been made.

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

During the six-month period ended July 31, 2023, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $87,000 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand. During the six-month period ended July 31, 2022, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $49,500 to cover the Company’s operating expenses. As of July 31, 2023 and January 31, 2023, the unpaid balances of the loan to stockholder were $346,784 and $259,784, respectively.

The Company has ceased operations and use of the prior office at 16839 Gale Ave., #210, City of Industry, CA 91745 which was solely owned by Mr. Mingyong Huang. The lease ended on November 30, 2022.

NOTE 5 – INVENTORY

Inventory includes all necessary expenditures and charges directly or indirectly incurred in bringing an article to its existing condition and location, and is stated at the lower of cost or net realizable value and consists of finished goods for resale. Management periodically reviews the inventory for potential obsolescence, slow-moving, or damaged items. The assessment considers various factors, including historical sales trends, market conditions, and the technological advancements. The measurement of inventory reserves, if necessary, is based on a conservative estimate of the reduction in the inventory’s value and the reserves amount is made with management’s judgment. As of July 31, 2023 and January 31, 2023, inventory reserves were $0 and $0, respectively.

NOTE 6 – SUBSEQUENT EVENT

On August 14, 2023, Mr. Jay Hamilton loaned the Company $8,000 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of August 31, 2023, the Company had a bank overdraft balance in the amount of $14,502.36 and a bank account cash balance of $5,497.64. The Company’s management is in the process of seeking additional financial support from its major shareholder.

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

Description of Business

Arion Group Corp. was incorporated in the State of Nevada on November 7, 2016 and established a fiscal year end of January 31. We are currently a start-up company exploring various manufacturing and distribution business opportunities in the dietary ingredient and nutritional supplement industry. However, except for a series of cosmetic and health supplements development and distribution agreements with various business partners as discussed below, as of the filing of this statement 10-Q, no other definitive agreement has been entered into in connection with our business plan related to the above targeted industry.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. On November 18, 2022, we entered into an agreement with Bio Essence Health Science and EZ Field Inc to develop cosmetic products and health supplements. We also established distribution channels through Alta Health Supplies Inc, Tak Ye International Inc and Xin Shi Dai Express. We have generated $103,818 of sales from distribution services since the inception of this business plan.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

RESULTS OF OPERATIONS

As of July 31, 2023, we had total assets of $101,835 and total liabilities of $368,989. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. On November 18, 2022, we entered into an agreement with Bio Essence Health Science and EZ Field Inc to develop cosmetic products and health supplements. We also established distribution channels through Alta Health Supplies Inc, Tak Ye International Inc and Xin Shi Dai Express. We have generated $103,818 of sales from distribution services since the inception of this business plan. Our net loss for the three-month period ended July 31, 2023 was $6,635, as compared to a net loss of $27,254 during the three-month period ended July 31, 2022.

Three Months Ended July 31, 2023 compared to Three Months Ended July 31, 2022

Operating Expenses

During the three-month period ended July 31, 2023, we incurred $45,314 in general and administrative expenses compared to $26,454 in the same period of 2022, which represents an increase in the amount of $18,860. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net loss for the three-month period ended July 31, 2023 was $6,635 compared to net loss of $27,254 for the three-month period ended July 31, 2022. The decrease in net loss in the period ended July 31, 2023 in the amount of $20,619 represents a 75.65% decrease over the net loss in the three-month period ended July 31, 2022.

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

As of July 31, 2023 our current assets were $101,557 compared to $33,624 in current assets as of January 31, 2023. As of July 31, 2023 our total assets were $101,835 compared to $33,902 in total assets as of January 31, 2023. As of July 31, 2023, our current liabilities were $368,989, or an increase in the amount of $109,204 (or 42.04%) compared to $259,784 as of January 31, 2023. As of July 31, 2023, we had loan from stockholder in the total amount of $346,784, or 93.98% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

As of July 31, 2023 the Company had a bank overdraft in the amount of $1,026. The Company’s management is in the process of seeking additional financial support from its major shareholder.

Total stockholders’ deficit was $267,154 as of July 31, 2023, compared to $225,882 as of January 31, 2023, representing an increase in the amount of $41,272.

Cash Flows from Operating Activities

For the six months ended July 31, 2023, net cash used by operating activities was $109,573, consisting of (a) net loss of $41,272, (b) a decrease in advance to supplier for $9,077, (c) an increase in inventory for $37,557, (d) an increase in prepaid expense for $6,000, (e) an increase in accounts payable for $21,179, and (f) an increase in accounts receivable for $55,000.

For the six months ended July 31, 2022, net cash used by operating activities was $48,469, consisting of (a) net loss of $48,469, (b) an increase in accounts payable for $4,500 and (c) a decrease in accrued expense for $4,500.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended July 31, 2023 and 2022 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2023 and 2022 were $88,026 and $49,500, respectively. We were able to borrow an additional $87,000 loan from our major stockholder in the six-month period ended July 31, 2023 to pay operating expenses. Besides additional loan from stockholder, an outstanding check in the amount of $20,000 created a bank overdraft balance in our bank account as of July 31, 2023 for $1,026.

We were able to borrow an additional $55,000 loan from our major stockholder in the quarter ended July 31, 2022 to pay operating expenses during the six months ended July 31, 2022.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of July 31, 2023, we had a working capital deficit in the amount of $267,432.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six-month period ended July 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six-month period ended July 31, 2023.

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

ARION GROUP CORP.

Dated: September 20, 2023	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: September 20, 2023	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	September 20, 2023
Jay Hamilton