Form 10-Q
period 2023-10-31
ARION GROUP CORP.
filed 2023-12-21
CIK 1698702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 21, 2023, the registrant had 7,630,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 21, 2023.

ARION GROUP CORP.

Form 10-Q

i

Arion Group Corp.

Balance Sheets

	October 31, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$21,547
Accounts receivable	130,000	-
Advance to supplier	-	9,077
Security deposit	3,000	3,000
Total Current Assets	133,000	33,624

Property and equipment, net	278	278

Total Assets	$133,278	$33,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$10,063	$-
Accounts payable	10,840	-
Accrued expense	6,000	-
Loan from stockholder	369,184	259,784
Total Current Liabilities	396,087	259,784

Total Liabilities	396,087	259,784

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,630,000 shares issued and outstanding as of October 31 and January 31, 2023	7,630	7,630
Additional paid-in capital	91,102	91,102
Accumulated deficit	(361,541)	(324,614)
Total Stockholders’ Deficit	(262,809)	(225,882)

Total Liabilities and Stockholders’ Deficit	$133,278	$33,902

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Operations

(Unaudited)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2023	Nine Months Ended October 31, 2022

Revenue	$75,000	$-	$158,000	$-
Cost of Goods Sold	37,557	-	81,078	-
Gross Profit	37,443	-	76,922	-

Operating Expenses
General and administrative expenses	33,098	17,392	113,049	65,061
Total Operating Expenses	33,098	17,392	113,049	65,061
Income/(Loss) from Operations	4,345	(17,392)	(36,127)	(65,061)

Income/(Loss) Before Income Taxes	4,345	(17,392)	(36,127)	(65,061)

Provision for Income Taxes
Income tax expense	-	-	800	800

Net Income/(Loss)	$4,345	$(17,392)	$(36,927)	$(65,861)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,630,000	7,630,000	7,630,000	7,630,000

Income/(Loss) Per Common Share:
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2023 and 2022

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance as of January 31, 2023	7,630,000	$7,630	$91,102	$(324,614)	$(225,882)
Net loss for the period				(34,637)	(34,637)
Balance as of April 30, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(359,251)	$(260,519)
Net loss for the period				(6,635)	(6,635)
Balance as of July 31, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(365,886)	$(267,154)
Net income for the period				4,345	4,345
Balance as of October 31, 2023 (unaudited)	7,630,000	$7,630	$91,102	$(361,541)	(262,809)

Balance as of January 31, 2022	7,630,000	$7,630	$91,102	$(242,691)	$(143,959)
Net loss for the period				(21,215)	(21,215)
Balance as of April 30, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(263,906)	$(165,174)
Net loss for the period				(27,254)	(27,254)
Balance as of July 31, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(291,160)	$(192,428)
Net loss for the period				(17,392)	(17,392)
Balance as of October 31, 2022 (unaudited)	7,630,000	$7,630	$91,102	$(308,552)	$(209,820)

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2023	October 31, 2022
Operating Activities
Net loss	$(36,927)	$(65,861)
Changes in operating assets and liabilities
Accounts receivable	(130,000)	-
Accounts payable	10,840	(2,500)
Accrued expense	6,000	(2,000)
Advance to supplier	9,077	-
Net cash used in operating activities	(141,010)	(70,361)

Financing Activities
Bank overdraft	10,063	-
Proceeds of loan from stockholder	109,400	68,500
Net cash provided by financing activities	119,463	68,500

Net decrease in cash and cash equivalents	$(21,547)	$(1,861)

Cash and equivalents at beginning of the period	21,547	3,863

Cash and equivalents at end of the period	$-	$2,002

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$800	$800

The accompanying notes are an integral part of the unaudited financial statements.

Arion Group Corp.

Notes to the Unaudited Financial Statements

For the Three Months Ended October 31, 2023

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

On November 1, 2022 and November 4, 2022, the Company entered into an agreement with EZ Field Inc and Alta Health Supplies Inc, respectively. The agreements set forth the exclusive terms and conditions for the Company to acquire and sell health supplements from and to these parties. On November 18, 2022, we entered into an agreement with Bio Essence Health Science to develop cosmetic products and health supplements. We also established distribution channels through Tak Ye International Inc and Xin Shi Dai Express. We have generated $178,818 of sales from distribution services since the inception of this business plan.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of and for the three months ended October 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, and has continuingly incurred recurring losses, with the exception of the current quarter ended on October 31, 2023, in which the Company generated a net income of $4,345. The Company had a working capital deficit as of October 31, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of October 31, 2023, the statements of operations, changes in stockholders’ deficit and cash flows for the three and nine months ended October 31, 2023 and 2022 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of results expected for the full year ending January 31, 2024. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations at October 31, 2023 and for the nine months then ended have been made.

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

During the nine-month period ended October 31, 2023, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $109,400 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand. During the nine-month period ended October 31, 2022, the Company’s controlling stockholder Mr. Jay Hamilton loaned the Company $68,500 to cover the Company’s operating expenses. As of October 31, 2023 and January 31, 2023, the unpaid balances of the loan to stockholder were $369,184 and $259,784, respectively.

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

NOTE 6 – ACCOUNTS RECEIVABLE

The Company is a wholesale distributor to retail entities and offers payment term of “Net 30” for certain selected transactions. The company uses historical loss information based on the aging of receivables as the basis to determine expected credit losses for receivables and believes that the composition of accounts receivables at this quarter-end is consistent with historical conditions as credit terms and practices and the customer base have not changed significantly.

As of October 31, 2023 and January 31, 2023, the ending balance of accounts receivable of the Company totals $130,000 and $0, respectively. The Company’s accounts receivable consists solely of invoices that have not been paid by the Company’s customers.

NOTE 7 – SUBSEQUENT EVENT

On November 27, 2023, Mr. Jay Hamilton loaned the Company $5,000 to cover the Company’s operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of November 30, 2023, the Company had a bank overdraft balance in the amount of $16,925.44 and a bank account cash balance of $3,074.56. The Company’s management is in the process of seeking additional financial support from its major shareholder.

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

Since the change of control on November 21, 2018, we have changed our business plan to focus on medical & health care industry, including consulting services provided to third parties for planning, design and compliance of cannabis cultivation in the USA. On November 18, 2022, we entered into an agreement with Bio Essence Health Science and EZ Field Inc to develop cosmetic products and health supplements. We also established distribution channels through Alta Health Supplies Inc, Tak Ye International Inc and Xin Shi Dai Express. We have generated $178,818 of sales from distribution services since the inception of this business plan.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year end is January 31.

RESULTS OF OPERATIONS

As of October 31, 2023, we had total assets of $133,278 and total liabilities of $396,087. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We discontinued our cedar phyto barrels distribution business upon the change in control occurred on November 21, 2018 and started to implement a new business plan to pursue business opportunities in manufacturing and distribution of certain dietary ingredient and nutritional supplement products. On November 18, 2022, we entered into an agreement with Bio Essence Health Science and EZ Field Inc to develop cosmetic products and health supplements. We also established distribution channels through Alta Health Supplies Inc, Tak Ye International Inc and Xin Shi Dai Express. We have generated $178,818 of sales from distribution services since the inception of this business plan. Our net income for the three-month period ended October 31, 2023 was $4,345, as compared to a net loss of $17,392 during the three-month period ended October 31, 2022.

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022

Operating Expenses

During the three-month period ended October 31, 2023, we incurred $33,098 in general and administrative expenses compared to $17,392 in the same period of 2022, which represents an increase in the amount of $15,706. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and various compliance costs.

Our net income for the three-month period ended October 31, 2023 was $4,345 compared to net loss of $17,392 for the three-month period ended October 31, 2022. The decrease in net loss in the period ended October 31, 2023 in the amount of $21,737 represents a 124.98% decrease over the net loss in the three-month period ended October 31, 2022.

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

As of October 31, 2023 our current assets were $133,000 compared to $33,624 in current assets as of January 31, 2023. As of October 31, 2023 our total assets were $133,278 compared to $33,902 in total assets as of January 31, 2023. As of October 31, 2023, our current liabilities were $396,087, or an increase in the amount of $136,303 (or 52.47%) compared to $259,784 as of January 31, 2023. As of October 31, 2023, we had loan from stockholder in the total amount of $369,184, or 93.21% of our total liabilities, as we have not been able to generate a steady cash flow to cover our operating expenses and have to rely heavily on the financial support from our stockholder.

As of October 31, 2023 the Company had a bank overdraft in the amount of $10,063. The Company’s management is in the process of seeking additional financial support from its major shareholder.

Total stockholders’ deficit was $262,809 as of October 31, 2023, compared to $225,882 as of January 31, 2023, representing an increase in the amount of $36,927.

Cash Flows from Operating Activities

For the nine months ended October 31, 2023, net cash used by operating activities was $141,010, consisting of (a) net loss of $36,927, (b) a decrease in advance to supplier for $9,077, (c) an increase in accrued expense for $6,000, (d) an increase in accounts payable for $10,840, and (e) an increase in accounts receivable for $130,000.

For the nine months ended October 31, 2022, net cash used by operating activities was $70,361, consisting of (a) net loss of $65,861, (b) a decrease in accounts payable for $2,500 and (c) a decrease in accrued expense for $2,000.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended October 31, 2023 and 2022 were $0 and $0, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2023 and 2022 were $119,463 and $68,500, respectively. We were able to borrow an additional $109,400 loan from our major stockholder in the nine-month period ended October 31, 2023 to pay operating expenses. Besides additional loan from stockholder, an outstanding check in the amount of $20,000 created a bank overdraft balance in our bank account as of October 31, 2023 for $10,063.

We were able to borrow an additional $22,400 loan from our major stockholder in the quarter ended October 31, 2023 to pay operating expenses during the nine months ended October 31, 2023.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Currently we are financed by our major stockholder. Our working capital requirements for the next 12 months are expected to increase if and when we are able to execute on our current business plan. As of October 31, 2023, we had a working capital deficit in the amount of $263,087.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended October 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine-month period ended October 31, 2023.

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

ARION GROUP CORP.

Dated: December 21, 2023	By:	/s/ Jay Hamilton
Jay Hamilton,
President and Chief Executive Officer

Dated: December 21, 2023	By:	/s/ Brenda Bin Wang
Brenda Bin Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jay Hamilton	President and Chief Executive Officer	December 21, 2023
Jay Hamilton